Form 10-Q
period 2026-06-30
EDISON INTERNATIONAL; SOUTHERN CALIFORNIA EDISON Co
filed 2026-07-30
CIK 827052, 92103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

Edison International	☐	Southern California Edison Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Edison International	Yes	☐	No	☑	Southern California Edison Company	Yes	☐	No	☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock outstanding as of July 23, 2026:
Edison International	384,813,979 Shares
Southern California Edison Company	434,888,104 Shares

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

PABA	Portfolio Allocation Balancing Account
Palo Verde	nuclear electric generating facility located near Phoenix, Arizona in which SCE holds a 15.8% ownership interest
PBOP(s)	postretirement benefits other than pension(s)
PG&E	Pacific Gas & Electric Company
PSPS	Public Safety Power Shutoff(s)
ROE	return on common equity
RPS	California's Renewables Portfolio Standard
S&P	Standard & Poor's Financial Services LLC
San Onofre	retired nuclear generating facility located in south San Clemente, California in which SCE holds a 78.21% ownership interest
SB 254	California Senate Bill 254, executed by the governor of California on September 19, 2025
SB 254 Effective Date	September 19, 2025
SB 254 Excluded Capital Expenditures	$2.9 billion in wildfire risk mitigation capital expenditures, approved on or after January 1, 2026, that SCE expects it will be required to exclude from the equity portion of SCE's rate base as required under SB 254
SCE	Southern California Edison Company, a wholly-owned subsidiary of Edison International
SDG&E	San Diego Gas & Electric Company
SEC	U.S. Securities and Exchange Commission
SED	Safety and Enforcement Division of the CPUC
SED Agreement	an agreement dated October 21, 2021 between SCE and the SED regarding the 2017/2018 Wildfire/Mudslide Events and three other 2017 wildfires
Thomas Fire	a wind-driven fire that originated in the Anlauf Canyon area of Ventura County, California, on December 4, 2017
TKM	collectively, the Thomas Fire, the Koenigstein Fire and the Montecito Mudslides
TKM Settlement Agreement	a settlement agreement entered into between SCE and the California Public Advocates Office in August 2024 in the CPUC-jurisdictional rate recovery proceeding related to TKM
Trio	Edison Energy, LLC, a former indirect wholly-owned non-utility subsidiary of Edison International doing business as "Trio"
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
•impact of affordability of customer rates on SCE's ability to execute its strategy, including the impact of lower‑than‑expected load growth and higher operating and capital costs (due to factors such as supply chain constraints, tariffs, inflation, and rising interest rates), which could affect SCE’s ability to obtain regulatory approval of, or cost recovery for, operations and maintenance expenses, proposed capital investment projects, and authorized returns on equity, as well as influence legislative actions;
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
•decisions and other actions by the CPUC, the FERC, the NRC, the California legislature and other governmental authorities, including decisions and actions related to nationwide or statewide crisis, approval of regulatory proceeding settlements, determinations of authorized rates of return or return on equity, prudency determinations for wildfire-related costs, the availability and sufficiency of the Wildfire Fund and related cost recovery mechanisms, issuance of SCE's wildfire safety certification, reforming wildfire-related liability protections available to California investor-owned utilities, wildfire mitigation efforts, approval and implementation of electrification programs, restrictions on the issuance of dividends, and delays in executive, regulatory and legislative actions;
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
•actions by credit rating agencies to downgrade Edison International or SCE's credit ratings or to place those ratings on negative watch or negative outlook, including downgrades that may be made if the California legislature does not timely adopt legislation that effectively mitigates the significant wildfire-related risk faced by California investor-owned utilities;
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
The MD&A for the three and six months ended June 30, 2026, discusses material changes in the condensed consolidated financial condition, results of operations and other developments of Edison International and SCE since December 31,

2025, and as compared to the three and six months ended June 30, 2025. This discussion presumes that the reader has read or has access to the 2025 MD&A.
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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
MANAGEMENT OVERVIEW
Highlights of Operating Results
Edison International is the ultimate parent holding company of SCE, which is an investor-owned public utility primarily engaged in the business of supplying and delivering electricity to an approximately 50,000 square mile area across Southern, Central, and Coastal California.
In the second quarter of 2026, Edison International completed the disposition of Trio, a former indirect wholly-owned subsidiary. Trio's business activities have not been material to Edison International. See "Results of Operations—Edison International Parent and Other—Trio" and "Notes to Condensed Consolidated Financial Statements—Note 1.  Summary of Significant Accounting Policies" for further information.
Edison International's earnings are prepared in accordance with GAAP. Management uses core earnings (loss) internally for financial planning and for analysis of performance. Core earnings (loss) are also used when communicating with investors and analysts regarding Edison International's earnings results to facilitate comparisons of the company's performance from period to period. Core earnings (loss) are a non-GAAP financial measure and may not be comparable to those of other companies. Core earnings (loss) are defined as earnings available to Edison International shareholders less non-core items. Non-core items include income or loss from discontinued operations and income or loss from significant discrete items that management does not consider representative of ongoing earnings, such as write-downs, asset impairments, and other income and expense related to changes in law, outcomes in tax, regulatory or legal proceedings, and exit activities, including sale of certain assets and other activities that are no longer continuing. SCE implemented a customer-funded wildfire self-insurance program in 2023. With the commencement of this program, Edison International and SCE no longer consider wildfire-related claim losses to be representative of ongoing earnings and treat such costs as non-core items.

	Three months ended June 30,			Six months ended June 30,
(in millions)	2026	2025	Change	2026	2025	Change
Net income (loss) available to Edison International
SCE	$643	$443	$200	$1,262	$2,010	$(748)
Edison International Parent and Other	(109)	(100)	(9)	(197)	(231)	34
Edison International	534	343	191	1,065	1,779	(714)
Less: Non-core items
SCE
Wildfire-related (claims and expenses), net of recoveries	(4)	(8)	4	9	1,343	(1,334)
Wildfire Fund expense	(36)	(36)	—	(71)	(72)	1
Income tax benefit (expense)[1]	11	13	(2)	17	(355)	372
SCE non-core items	(29)	(31)	2	(45)	916	(961)
Edison International Parent and Other
Trio disposition and related losses[2]	(30)	—	(30)	(36)	—	(36)
Changes to wildfire claims and expenses insured by EIS	—	—	—	1	(50)	51
Income tax benefit[1]	1	—	1	3	11	(8)
Edison International Parent and Other non-core items	(29)	—	(29)	(32)	(39)	7
Total non-core items	(58)	(31)	(27)	(77)	877	(954)
Core earnings (loss)
SCE	672	474	198	1,307	1,094	213
Edison International Parent and Other	(80)	(100)	20	(165)	(192)	27
Edison International	$592	$374	$218	$1,142	$902	$240

1SCE and Edison International Parent and Other non-core items are tax-effected at an estimated statutory rate of approximately 28%; wildfire claims and expenses insured by EIS are tax-effected at the federal statutory rate of 21%. No net tax benefit was recognized for the Trio disposition loss as the related tax benefits are not expected to be realized.
2As a result of the disposition of Trio in the second quarter of 2026, Trio-related income and expenses are classified as non-core items. Trio's after-tax operating losses of $4 million from the first quarter of 2026 were recast to non-core and included in the six months ended June 30, 2026 amount. Trio's after-tax operating losses of $2 million and $7 million for the three and six months ended June 30, 2025, respectively, were included in core earnings as originally reported.
Edison International's second quarter 2026 earnings increased $191 million from the second quarter of 2025, resulting from an increase in SCE's earnings of $200 million, partially offset by an increase in Edison International Parent and Other's loss of $9 million. SCE's higher net income reflected $198 million of higher core earnings and a $2 million lower non-core loss. Edison International Parent and Other's loss increased by $9 million due to a $29 million non-core loss in 2026, partially offset by $20 million of lower core loss compared to 2025.
Edison International's earnings for the six months ended June 30, 2026 decreased $714 million from the same period ended June 30, 2025, resulting from a decrease in SCE's earnings of $748 million, partially offset by a decrease in Edison International Parent and Other's loss of $34 million. SCE's lower net income reflected a $45 million non-core loss in 2026 compared to a $916 million non-core benefit in 2025, partially offset by $213 million of higher core earnings. Edison International Parent and Other's loss decreased by $34 million due to $27 million of lower core loss and $7 million of lower non-core loss.
The increase in SCE's core earnings for the three and six months ended June 30, 2026, compared to the same periods in 2025, was primarily due to the adoption of the 2025 GRC final decision in the third quarter of 2025. The increase for the six-month period was partially offset by the absence of a benefit to interest expense related to cost recoveries authorized under the TKM Settlement Agreement in 2025.
The decrease in Edison International Parent and Other's core loss for the three and six months ended June 30, 2026, was primarily due to lower preferred stock dividends, partially offset by higher interest expense.
Consolidated non-core items for the six months ended June 30, 2026 and 2025 for Edison International included:
•Wildfire-related recoveries, net of claims and expenses:
•Net earnings of $9 million ($6 million after-tax) recorded in 2026 primarily due to expected recoveries, partially offset by claims and legal expenses associated with Other Wildfire Events.
•Net earnings of $1,343 million ($968 million after-tax) in 2025 primarily related to the TKM Settlement Agreement and insurance reimbursements related to Other Wildfire Events.
See "Notes to Condensed Consolidated Financial Statements—Note 12. Commitments and Contingencies" for further information.
•Charges of $71 million ($51 million after-tax) and $72 million ($52 million after-tax) recorded in 2026 and 2025, respectively, from amortization of SCE's contributions to the Wildfire Fund. See "Notes to Condensed Consolidated Financial Statements—Note 1.  Summary of Significant Accounting Policies" for further information.
•Losses of $36 million ($33 million after-tax) in 2026 related to the disposition of Trio, including Trio's operating losses, the loss on disposition, and related transaction and employee costs. See "Results of Operations—Edison International Parent and Other—Trio" and "Notes to Condensed Consolidated Financial Statements—Note 1.  Summary of Significant Accounting Policies" for further information.
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
Capital Program
Total capital expenditures (including accruals) were $3.1 billion for both six months ended June 30, 2026 and 2025. As discussed in the 2025 Form 10-K, SCE forecasts total capital expenditures ranging from $37.5 billion to $40.6 billion for 2026 – 2030, and weighted average annual rate base from $50.8 billion to $67.9 billion for 2026 – 2030. These capital program and rate base projections incorporate the planned CPUC-jurisdictional spending as informed by the 2025 GRC final decision and expected FERC capital expenditures, see "Liquidity and Capital Resources—SCE—Capital Investment Plan" below and "Management Overview—Capital Program" in the 2025 MD&A.
In May 2026, the CAISO approved its 2025-2026 Transmission Plan, which identified new transmission projects expected to be constructed by SCE and finalized the CAISO's reassessment of certain SCE projects from the 2022-2023 Transmission Plan. As a result of this reassessment, certain previously approved projects were removed or modified and offset by newly approved projects. SCE's total anticipated capital expenditures for CAISO-approved transmission projects remain approximately $3 billion, of which approximately $1 billion is included in the total forecasted capital expenditures from 2026 – 2030. For further information, see "Management Overview—Capital Program" in the 2025 MD&A.
Southern California Wildfires
Unprecedented weather conditions in California due to climate change and greater concentrations of residents in high-fire risk areas, among other things, have contributed to wildfires, including those where SCE's equipment has been alleged to be associated with the fire's ignition, that have caused loss of life and substantial damage in SCE's service area.
SCE continues to implement its WMP to reduce the risk of SCE equipment contributing to the ignition of wildfires. Further to the investments SCE is making as part of its WMP, SCE also uses its PSPS program to proactively de-energize power lines as a last resort to mitigate the risk of significant wildfires during extreme weather events. In addition, California has increased its investment in wildfire prevention and fire suppression capabilities. Yet, the potential for catastrophic wildfire activity in SCE's service area still exists. In February 2026, the OEIS issued a final decision approving SCE’s 2026 – 2028 WMP. In March 2026, the OEIS issued SCE's safety certification which is valid until the later of March 2, 2027, and when OEIS acts on SCE's timely submittal of a request for its next safety certification.
In April 2026, the CEA submitted to the California Legislature and the Governor a report required by SB 254 that evaluates California’s approach to natural catastrophe risk, including wildfires. The report identifies increasing natural catastrophe risk driven by climate‑related factors, development in wildfire‑prone areas, fuel conditions, and other systematic factors, and highlights challenges in wildfire mitigation, insurance availability, liability allocation, and post‑event recovery. The report observes that failure to address escalating wildfire risk would prolong recovery for affected communities, significantly increase electric utility costs, driving higher customer rates, and also could elevate insurance premiums statewide. The report further observes that inaction would expose SCE to risk of credit downgrades and heightened financial stress, limiting access to capital needed to maintain safe and reliable infrastructure. Taken together, these dynamics would exacerbate affordability pressures, undermine market stability, and impede SCE's ability to support long‑term reliability and California's climate‑related objectives.
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
SCE’s internal review into the facts and circumstances of the Eaton Fire is complex and ongoing. SCE's review includes ongoing inspections of its facilities and records and of third-party information and testing. While SCE has not conclusively determined that its equipment caused the ignition of the Eaton Fire, a viable explanation is that a de-energized idle SCE transmission facility in the preliminary area of origin was associated with the ignition of the fire, and SCE is not aware of evidence pointing to another possible source of ignition. Absent additional evidence, SCE believes that it is likely that its equipment was associated with the ignition of the Eaton Fire and is pursuing settlement of claims through its Wildfire Recovery Compensation Program, a program designed to enable eligible individuals and businesses impacted by the Eaton Fire to seek expedited resolution of their claims.
SCE has entered into settlements with insurance claimants and claimants under its Wildfire Recovery Compensation Program related to the Eaton Fire. As of June 30, 2026, SCE had recorded $1.6 billion in losses related to these settlements. SCE also recorded expected recoveries from customer-funded self-insurance of $917 million, from the Wildfire Fund of $645 million, and through FERC electric rates of $70 million. In total, through June 30, 2026, the net after-tax charge to earnings recorded related to the settlements was $9 million, the after-tax impact of the required $12.5 million shareholder contribution related to SCE's customer-funded self-insurance coverage. For more information about settlements under SCE’s Wildfire Recovery Compensation Program, see "Notes to Condensed Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides—Settlement of Claims."
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
SCE exhausted self-insurance recoveries available for losses related to the Eaton Fire as a result of costs incurred and settlements entered into as of February 11, 2026. SCE has advised the administrator of the Wildfire Fund that it anticipates that it will seek reimbursement of eligible claims arising from the Eaton Fire from the Initial Account and the administrator has confirmed that the Eaton Fire is a "covered wildfire" for purposes of accessing the Initial Account. SCE will be reimbursed for losses incurred in excess of $1.0 billion for eligible claims for third-party damages related to the Eaton Fire from the Initial Account, subject to approval of the fund administrator and the Initial Account's claims-paying capacity. The fund administrator has reported that approximately $21 billion in the fund's claims-paying capacity will be available for the Eaton Fire.
SCE will file an application with the CPUC for review of its costs and expenses related to the Eaton Fire after it has resolved all or, if authorized by the CPUC, substantially all third-party damage claims related to the fire, or upon earlier request of the fund administrator. Because SCE held a valid safety certification at the time of the Eaton Fire, SCE will be presumed to have acted prudently unless a party in the proceeding creates "serious doubt" as to the reasonableness of its conduct, in which case SCE will have the burden of dispelling that doubt and proving its conduct was prudent. The prudency standard does not necessitate perfect conduct and California Wildfire Legislation requires that the CPUC allow recovery if it determines that SCE's conduct related to the ignition of the Eaton Fire was consistent with actions of a reasonable utility. SCE believes that the CPUC's determination regarding the reasonableness of its ignition-related conduct should be based on an evaluation of the reasonableness of its overall policies, systems, and practices. The CPUC has not yet issued a final decision applying the California Wildfire Legislation prudency framework to a wildfire cost-recovery proceeding.
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

RESULTS OF OPERATIONS
SCE
The following discusses SCE's condensed consolidated statements of income for the three and six months ended June 30, 2026 and 2025. In general, expenses SCE is authorized to pass through directly to customers (such as purchased power and fuel expenses, flow-through taxes, as well as costs incurred for various programs and activities, such as public purpose programs and vegetation management activities) and the corresponding amount of revenues collected to recover those pass-through costs do not impact net income.
The following tables summarize SCE's results of operations for the periods indicated.
Three months ended June 30, 2026 versus June 30, 2025

	Three months ended June 30,		Favorable (Unfavorable)
(in millions)	2026	2025	2026 to 2025
Operating revenue	$4,348	$4,532	$(184)
Purchased power and fuel	1,137	1,157	20
Operation and maintenance	1,041	1,553	512
Wildfire-related claims, net of (recoveries)	17	—	(17)
Wildfire Fund expense	36	36	—
Depreciation and amortization	833	825	(8)
Property and other taxes	169	167	(2)
Other	(2)	—	2
Total operating expenses	3,231	3,738	507
Operating income	1,117	794	323
Interest expense	(415)	(421)	6
Other income, net	117	117	—
Income before income taxes	819	490	329
Income tax expense	150	14	(136)
Net income	669	476	193
Less: Preference stock dividend requirements	26	33	7
Net income available to common stock	$643	$443	$200
Operating Revenue
A decrease in operating revenue of $184 million was primarily due to:
•A decrease in revenue of $400 million related to net lower expenses that are passed through to customers, which mainly included decreases in:
•Operation and maintenance expense of $425 million;
•Depreciation and amortization expense of $30 million;
•Purchased power and fuel expense of $20 million;
partially offset by increases in:
•Income tax expense of $56 million;
•Wildfire-related claims, net of recoveries, of $17 million.
•A decrease in revenue of $57 million primarily due to the recognition of return on wildfire-related balancing account rate base resulting from regulatory decisions received in the second quarter of 2025.

partially offset by:
•An increase in revenue of $273 million driven by the 2025 GRC final decision, including the 2026 escalation mechanism set forth in the 2025 GRC decision. SCE's results of operations for the three months ended June 30, 2025 were based on the 2024 authorized revenue. SCE received the final 2025 GRC decision in the third quarter of 2025 and the authorized revenue attributable to the second quarter of 2025 but recorded subsequently in 2025 was approximately $193 million.
Purchased Power and Fuel
A decrease in purchased power and fuel costs of $20 million was primarily due to lower energy prices and higher congestion revenue rights credits, partially offset by higher capacity costs (offset in "Operating Revenue" above).
Operation and Maintenance
A decrease in operation and maintenance expense of $512 million was primarily due to:
•A net decrease of $425 million pass-through costs (offset in "Operating Revenue" above), which is mainly related to the recognition of previously deferred wildfire mitigation and vegetation management costs authorized for recovery in 2025.
•A charge of $62 million recorded in 2025 primarily associated with disallowed historical expenses related to 2021 GRC wildfire mitigation memorandum account balances.
Wildfire-related Claims, Net of Recoveries
An increase of $17 million in wildfire-related claims, net of recoveries, was primarily due to the net recognition of previously deferred claim costs to be recovered through FERC rates (offset in "Operating Revenue" above).
For further information, see "Notes to Condensed Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides."
Depreciation and Amortization
An increase in depreciation and amortization expense of $8 million was primarily due to higher plant balances, partially offset by $30 million of lower pass-through costs mainly associated with wildfire-related regulatory decisions received in 2025 (offset in "Operating Revenue" above).
Income Taxes
An increase in income tax expense of $136 million was primarily due to $94 million of higher tax expense on higher pre-tax income and $42 million of lower flow-through tax benefits that were passed through to customers (offset the corresponding pre-tax amount in "Operating Revenue"). See "Notes to Condensed Consolidated Financial Statements—Note 8.  Income Taxes" for a reconciliation of the federal statutory rate to the effective income tax rate.

Six months ended June 30, 2026 versus June 30, 2025

	Six months ended June 30,		Favorable (Unfavorable)
(in millions)	2026	2025	2026 to 2025
Operating revenue	$8,444	$8,334	$110
Purchased power and fuel	2,107	2,204	97
Operation and maintenance	2,039	2,515	476
Wildfire-related claims, net of (recoveries)	14	(1,355)	(1,369)
Wildfire Fund expense	71	72	1
Depreciation and amortization	1,666	1,566	(100)
Property and other taxes	347	332	(15)
Other	(2)	8	10
Total operating expenses	6,242	5,342	(900)
Operating income	2,202	2,992	(790)
Interest expense	(845)	(641)	(204)
Other income, net	238	228	10
Income before income taxes	1,595	2,579	(984)
Income tax expense	278	502	224
Net income	1,317	2,077	(760)
Less: Preference stock dividend requirements	55	67	12
Net income available to common stock	$1,262	$2,010	$(748)
Operating Revenue
An increase in operating revenue of $110 million was primarily due to:
•An increase in revenue of $553 million driven by the 2025 GRC final decision, including the 2026 escalation mechanism set forth in the 2025 GRC decision. SCE's results of operations for the six months ended June 30, 2025 were based on the 2024 authorized revenue. SCE received the final 2025 GRC decision in the third quarter of 2025 and the authorized revenue attributable to the first and second quarters of 2025 but recorded subsequently in 2025 was approximately $394 million.
partially offset by:
•A decrease in revenue of $390 million related to net lower expenses that are passed through to customers, which mainly included decreases in:
•Operation and maintenance expense of $408 million;
•Purchased power and fuel expense of $97 million;
•Depreciation and amortization expense of $6 million;
and increases in:
•Other income of $9 million;
partially offset by increases in:
•Income tax expense of $65 million;
•Interest expense of $38 million;
•Wildfire-related claims, net of recoveries, of $25 million;
•Property and other taxes of $2 million.

•A decrease in revenue of $53 million primarily due to the recognition of return on wildfire-related balancing account rate base resulting from regulatory decisions received in the second quarter of 2025.
Purchased Power and Fuel
A decrease in purchased power and fuel costs of $97 million was primarily due to lower energy prices, partially offset by higher capacity costs (offset in "Operating Revenue" above).
Operation and Maintenance
A decrease in operation and maintenance expense of $476 million was primarily due to:
•A net decrease of $408 million pass-through costs (offset in "Operating Revenue" above), which is mainly related to the recognition of previously deferred wildfire mitigation and vegetation management costs authorized for recovery in 2025.
•A charge of $62 million recorded in 2025 primarily associated with disallowed historical expenses related to 2021 GRC wildfire mitigation memorandum account balances.
Wildfire-related Claims, Net of Recoveries
A decrease in recoveries of wildfire-related claims of $1,369 million was primarily due to:
•$1,341 million claim costs recovery authorized and recorded in 2025 under the TKM Settlement Agreement;
•$14 million insurance reimbursements recorded in 2025 related to Other Wildfire Events;
•$25 million of net recognition of previously deferred claim costs to be recovered through FERC rates (offset in "Operating Revenue" above);
partially offset by:
•Benefits of $11 million mainly due to expected recoveries related to Other Wildfire Events.
For further information, see "Notes to Condensed Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides."
Depreciation and Amortization
An increase in depreciation and amortization expense of $100 million was primarily due to higher plant balances, partially offset by $6 million of lower pass-through costs (offset in "Operating Revenue" above).
Property and Other Taxes
An increase in property and other taxes of $15 million was primarily related to higher assessed property values and $2 million of higher pass-through costs (offset in "Operating Revenue" above).
Interest Expense
An increase in interest expense of $204 million was primarily due to:
•$171 million cost recovery authorized and recorded in 2025 under the TKM Settlement Agreement.
•$38 million pass-through expense mainly associated with increased securitization debt (offset in "Operating Revenue" above).
Other Income, Net
An increase in other income of $10 million was primarily due to an increase in equity allowance for funds used during construction and $9 million of higher pass-through costs (offset in "Operating Revenue" above), partially offset by lower insurance benefits.
Income Taxes
A decrease in income tax expense of $224 million was primarily due to $276 million of lower tax expense on lower pre-tax income, partially offset by $52 million of lower flow-through tax benefits that were passed through to customers (offset the corresponding pre-tax amount in "Operating Revenue"). See "Notes to Condensed Consolidated Financial Statements—Note 8.  Income Taxes" for a reconciliation of the federal statutory rate to the effective income tax rate.
Edison International Parent and Other
Results of operations for Edison International Parent and Other include amounts from other subsidiaries that are not reportable segments, as well as intercompany eliminations.
Trio
In the second quarter of 2026, Edison International completed the disposition of Trio and recognized a $23 million loss on disposition, including transaction costs. In addition, Edison International recognized an additional $5 million of employee-related expenses in connection with the disposition. See "Notes to Condensed Consolidated Financial Statements—Note 1.  Summary of Significant Accounting Policies" for further information.
Loss from Operations
The following table summarizes the results of Edison International Parent and Other:

	Three months ended June 30,		Favorable (Unfavorable)	Six months ended June 30,		Favorable (Unfavorable)
(in millions)	2026	2025	2026 to 2025	2026	2025	2026 to 2025
Edison International Parent and Other net loss	$(108)	$(78)	$(30)	$(186)	$(187)	$1
Less: Preferred stock dividend requirements	1	22	21	11	44	33
Edison International Parent and Other net loss available to common shareholders	$(109)	$(100)	$(9)	$(197)	$(231)	$34
The net loss available to common shareholders from operations of Edison International Parent and Other increased $9 million for the three months ended June 30, 2026, compared to the same period in 2025, primarily due to the Trio disposition and related losses (see "—Trio" above for further information) and higher interest expense, partially offset by lower preferred stock dividends.
The net loss available to common shareholders from operations of Edison International Parent and Other decreased $34 million for the six months ended June 30, 2026, compared to the same period in 2025, primarily due to lower expenses from wildfire claims insured by an EIS insurance contract (see "Notes to Condensed Consolidated Financial Statements—Note 12. Commitments and Contingencies" and "Note 16. Related-Party Transactions" for further information) and lower preferred stock dividends, partially offset by the Trio disposition and related losses (see "—Trio" above for further information) and higher interest expense.

LIQUIDITY AND CAPITAL RESOURCES
SCE
SCE's ability to operate its business, fund capital expenditures, and implement its business strategy is dependent upon its operating cash flow and access to the bank and capital markets. SCE's overall cash flows fluctuate based on, among other things, its ability to recover its costs in a timely manner from its customers through regulated rates, changes in commodity prices and volumes, collateral requirements, interest obligations, dividend payments to and equity contributions from Edison International, obligations to preference shareholders, and the outcome of tax, regulatory, and legal matters.
In the next 12 months, SCE expects to fund its cash requirements through operating cash flows, capital market and bank financings, and equity contributions from Edison International Parent, as needed. In addition, SCE expects to fund costs related to the Eaton Fire through customer-funded self-insurance and reimbursement from the Initial Account of the Wildfire Fund. SCE also has availability under its credit facility and agreements with lenders to issue bilateral unsecured standby letters of credit to fund cash requirements.
In July 2026, SCE Recovery Funding LLC issued approximately $2.0 billion of securitized recovery bonds to finance cost recoveries authorized under the Woolsey Settlement Agreement. For further details, see "Management Overview—Southern California Wildfires and Mudslides" in the 2025 Form 10-K and "Notes to Condensed Consolidated Financial Statements—Note 3. Variable Interest Entities."
During the six months ended June 30, 2026, SCE issued a total of $1.7 billion of first and refunding mortgage bonds. In February 2026, SCE entered into a term loan agreement to borrow $1.5 billion due in March 2027, which was partially used to repay all borrowings under a February 2026 $300 million unsecured term loan agreement. For further details, see "Notes to Condensed Consolidated Financial Statements—Note 5.  Debt and Credit Agreements."
In the first quarter of 2026, SCE redeemed all the outstanding shares of its Series K preference stock for an aggregate paid amount of $119 million, which caused SCE Trust V to redeem all of its outstanding 5.45% Series K Trust Securities. For further details, see "Notes to Condensed Consolidated Financial Statements—Note 13. Equity."
For restrictions on SCE's ability to pay dividends, see "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—SCE Dividends" in the 2025 Form 10-K.
Credit Ratings
SCE's credit ratings may be affected by various factors, including failure by regulators or legislators to successfully implement the California Wildfire Legislation and adopt additional measures in a timely, consistent, and credit-supportive manner that adequately mitigates the significant wildfire-related risk faced by California investor-owned utilities, as well as the outcome of investigations into wildfire events or associated settlements that result in material utility liability exposure. In April 2026, the CEA submitted to the California Legislature and the Governor a report required under SB 254. The report observes that inaction to address escalating wildfire risk would expose utilities to risk of credit downgrades and heightened financial stress, limiting access to capital needed to maintain safe and reliable infrastructure. SCE cannot predict whether or when legislation or other measures will be adopted that adequately mitigate the significant risk faced by California investor-owned utilities related to wildfires. For further discussion about the report, see "Management Overview—Southern California Wildfires."
Additionally, a persistent increase in the frequency and severity of wildfires in California, or the absence of legislation or other measures that credit rating agencies view as sufficient to mitigate wildfire-related risks, may lead the credit rating agencies to reassess SCE's wildfire-related operational risk exposure or believe the Wildfire Fund is at risk of material depletion and therefore downgrade SCE's credit rating. Credit rating downgrades may increase the cost of debt and equity capital and may also impact the availability of short-term and long-term borrowings, including commercial paper, credit facilities, bond financings, or other borrowings, which could lead to higher customer rates over time. In addition, some of SCE's power procurement and energy contracts, environmental remediation obligations and workers' compensation self-insurance would require SCE to pay related liabilities or post additional collateral if SCE's credit rating were to fall below investment grade. For further details, see "—Margin and Collateral Deposits" below.
Available Liquidity
At June 30, 2026, SCE had cash and cash equivalents of $171 million and restricted cash of $378 million collected from customer-funded wildfire self-insurance. SCE also has approximately $2.6 billion available to borrow on its $3.4 billion revolving credit facility. In June 2026, SCE extended its credit facility through May 2030, pursuant to an option to extend, and may extend its credit facility for one additional year with the lenders' approval. The aggregate maximum principal amount under the SCE revolving credit facility may be increased up to $4.0 billion, provided that additional lender commitments are obtained. SCE also had standby letters of credit with total capacity of $635 million, and the unused amount was $524 million as of June 30, 2026. For further details, see "Notes to Condensed Consolidated Financial Statements—Note 5. Debt and Credit Agreements."
SCE may finance balancing account undercollections and working capital requirements to support operations and capital expenditures with commercial paper, its credit facilities, or other borrowings, subject to availability in the bank and capital markets and within levels authorized by the CPUC. As necessary, SCE will utilize its available liquidity, capital market financings, other borrowings, or parent company equity contributions to SCE in order to meet its obligations as they become due. SCE primarily expects to use customer-funded wildfire self-insurance and reimbursement from the Initial Account to fund wildfire claims. For further information, see "Management Overview—Southern California Wildfires."
Debt Covenant
SCE's credit facilities and term loan require a debt to total capitalization ratio as defined in the applicable agreements of less than or equal to 0.65 to 1. At June 30, 2026, SCE's debt to total capitalization ratio was 0.57 to 1.
At June 30, 2026, SCE was in compliance with all financial covenants that affect access to capital.
Regulatory Proceedings
2024 Multi-year Wildfire Mitigation and Catastrophic Events Filing ("WMCE") Filing
In December 2025, SCE filed its 2024 WMCE Filing, seeking to recover incremental operating and maintenance expenses of $55 million and incremental capital expenditures of $78 million, recorded in the wildfire risk mitigation balancing account, as well as incremental storm-related costs associated with certain 2017 – 2021 events recorded in the catastrophic event memorandum account. The application also seeks recovery of $36 million in wildfire mitigation related capital expenditures incurred in 2022 that were previously denied without prejudice and permitted to be included in base rates as part of the post-test year ratemaking mechanism. In April 2026, the CPUC adopted a schedule with a proposed decision expected in the first quarter of 2027.
2021 GRC Wildfire Mitigation Memorandum Account Balance
In June 2025, the CPUC issued a final decision authorizing recovery of certain requested costs and disallowing recovery of $65 million in operations and maintenance expenses and $36 million of requested capital expenditures. SCE subsequently filed an application for rehearing regarding the disallowances. In May 2026, the CPUC granted a limited rehearing to reconsider certain amounts that were disallowed.
NextGen Enterprise Resource Planning ("ERP") Program
In March 2025, SCE filed an application with the CPUC seeking authorization to recover costs related to its NextGen ERP Program. In April and June 2026, the CPUC issued a procedural ruling requesting additional information from SCE, which SCE timely provided. SCE anticipates that a proposed decision will be issued by the CPUC in 2026.
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
2027 FERC Formula Rate Annual Update
In June 2026, SCE provided its preliminary 2027 annual transmission revenue requirement update to interested parties. The update proposes a 2027 transmission revenue requirement of $1.7 billion, which is a $159 million, or 11%, increase from the 2026 annual rates. The increase is primarily due to 2027 rates reflecting recovery of previous undercollections. SCE expects to file its 2027 annual update with the FERC by December 1, 2026, with the proposed rates effective January 1, 2027.

Capital Investment Plan
Alberhill System Project
In March 2026, the CPUC approved the Certificate of Public Convenience and Necessity for the project, authorizing the construction to proceed. Construction for the project is expected to begin in the third quarter of 2026. For further details on the project, see "Liquidity and Capital Resources—Southern California Edison Company—Capital Investment Plan" in the 2025 Form 10-K.
Margin and Collateral Deposits
Certain derivative instruments, power and energy procurement contracts, and other contractual arrangements contain collateral requirements. Future collateral requirements may differ from the requirements at June 30, 2026, due to the addition of incremental power and energy procurement contracts with collateral requirements, if any, the impact of changes in wholesale power and natural gas prices on SCE's contractual obligations, and the impact of SCE's credit ratings falling below investment grade. See "—SCE" above for further information on SCE's credit ratings.
The table below provides the amount of collateral posted by SCE to its counterparties as well as the potential collateral that would have been required as of June 30, 2026, if SCE's credit rating had been downgraded to below investment grade as of that date. The table below also provides the potential collateral that could be required due to adverse changes in wholesale power and natural gas prices over the remaining lives of existing power and fuel contracts.
In addition to amounts shown in the table, power and fuel contract counterparties may also institute new collateral requirements, applicable to future transactions to allow SCE to continue trading in power and fuel contracts at the time of a downgrade or upon significant increases in market prices.

(in millions)
Collateral posted as of June 30, 2026[1]	$202
Incremental collateral requirements for purchased power and fuel contracts resulting from a potential downgrade of SCE's credit rating to below investment grade[2]	9
Incremental collateral requirements for purchased power and fuel contracts resulting from adverse market price movements[3]	59
Posted and potential collateral requirements	$270
1Net collateral provided to counterparties and other brokers consisted of $120 million in letters of credit and surety bonds and $82 million of cash collateral.
2Represents potential collateral requirements for accounts payable and mark-to-market valuation at June 30, 2026. Requirement varies throughout the period and is generally lower at the end of the month.
3Incremental collateral requirements were based on potential changes in SCE's forward positions as of June 30, 2026, due to adverse market price movements over the remaining lives of the existing power and fuel derivative contracts using a 95% confidence level.
Furthermore, SCE may be required to post collateral for workers' compensation in excess of standard formula amounts, currently up to $137 million, in the event of volatile credit rating conditions, during which the Office of Self-Insurance Plans, which oversees workers' compensation self-insurance within California, may exercise discretion to impose higher collateral requirements. As of June 30, 2026, SCE had $14 million of collateral posted under such discretionary authority. SCE may also be required to post up to $50 million in collateral in connection with its environmental remediation obligations, within 120 days of the end of the fiscal year in which a downgrade below investment grade occurs.

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
At June 30, 2026, Edison International Parent and Other had cash and cash equivalents of $71 million and $1.3 billion available to borrow on its $1.5 billion revolving credit facility. In June 2026, Edison International Parent extended its credit facility through May 2030, pursuant to an option to extend, and may extend its credit facility for one additional year with the lenders' approval. The aggregate maximum principal amount under the Edison International Parent revolving credit facility may be increased up to $2.0 billion, provided that additional lender commitments are obtained. For further details, see "Notes to Condensed Consolidated Financial Statements—Note 5.  Debt and Credit Agreements."
In the first quarter of 2026, Edison International Parent issued $550 million of 4.80% senior notes due in 2031. In the second quarter of 2026, Edison International Parent issued $500 million of 5.00% senior notes due in 2028. For further details, see "Notes to Condensed Consolidated Financial Statements—Note 5.  Debt and Credit Agreements."
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
Edison International's ability to declare and pay common dividends may be restricted under the terms of its Series B Preferred Stock. For further information, see "Notes to Consolidated Financial Statements—Note 14. Equity" in the 2025 Form 10-K.
Edison International Parent's credit facility and term loan require a consolidated debt to total capitalization ratio as defined in the applicable agreements of less than or equal to 0.70 to 1. At June 30, 2026, Edison International's consolidated debt to total capitalization ratio was 0.66 to 1.
At June 30, 2026, Edison International Parent was in compliance with all financial covenants that affect access to capital.
Credit Ratings
Edison International Parent's credit ratings may be affected by various factors, including failure by regulators or legislators to successfully implement the California Wildfire Legislation and adopt additional measures in a timely, consistent, and credit-supportive manner that adequately mitigates the significant wildfire-related risk faced by California investor-owned utilities, as well as the outcome of investigations into wildfire events or associated settlements that result in material utility liability exposure. In April 2026, the CEA submitted to the California Legislature and the Governor a report required under SB 254. The report observes that inaction to address escalating wildfire risk would expose utilities to risk of credit downgrades and heightened financial stress, limiting access to capital needed to maintain safe and reliable infrastructure. Edison International Parent cannot predict whether or when legislation or other measures will be adopted that adequately mitigate the significant risk faced by California investor-owned utilities related to wildfires. For further discussion about the report see "Management Overview—Southern California Wildfires."
Additionally, a persistent increase in the frequency and severity of wildfires in California, or the absence of legislation or other measures that credit rating agencies view as sufficient to mitigate wildfire-related risks, may lead the credit rating agencies to reassess Edison International Parent's wildfire-related operational risk exposure or believe the Wildfire Fund is at risk of material depletion and therefore downgrade Edison International Parent's credit rating. Credit rating downgrades may increase the cost of debt and capital and may also impact the availability of short-term and long-term borrowings, including commercial paper, credit facilities, note financings, or other borrowings, which could lead to higher customer rates over time.

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
Historical Cash Flows
SCE

	Six months ended June 30,		Change
(in millions)	2026	2025	2026 vs. 2025
Net cash provided by operating activities	$2,900	$2,251	$649
Net cash provided by financing activities	500	897	(397)
Net cash used in investing activities	(3,404)	(2,999)	(405)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(4)	$149	$(153)
Net Cash Provided by Operating Activities
The following table summarizes major categories of net cash provided by operating activities as provided in more detail in SCE's condensed consolidated statements of cash flows for the six months ended June 30, 2026 and 2025.

	Six months ended June 30,		Change
(in millions)	2026	2025	2026 vs. 2025
Net income	$1,317	$2,077
Non-cash items	1,820	2,065
Subtotal	3,137	4,142	(1,005)
Changes in working capital	(310)	29	(339)
Regulatory assets and liabilities	460	(1,600)	2,060
Wildfire-related claims, net of insurance recoveries	(354)	(211)	(143)
Other noncurrent assets and liabilities[1]	(33)	(109)	76
Net cash provided by operating activities	$2,900	$2,251	$649
1Includes nuclear decommissioning trusts. See "Nuclear Decommissioning Activities" below for further information.
Net cash provided by operating activities increased by $649 million during the six months ended June 30, 2026 compared to the same period of 2025. The change was primarily due to the increase in 2026 escalation mechanism for rates set forth in the 2025 GRC final decision and the change in timing of climate credit disbursement as reflected in the change in regulatory assets and liabilities, partially offset by a decrease from changes in working capital.
The net (outflows) inflows in cash resulting from working capital was $(310) million and $29 million during the six months ended June 30, 2026 and 2025, respectively. Net cash outflows in 2026 were primarily due to net increase in customer receivables and unbilled revenue driven by higher customer rates and sales volume. Net cash inflows in 2025 were primarily due to cash collected from the sale of renewable energy credits under a CPUC-established program.
Net cash provided by (used in) regulatory assets and liabilities, including changes in net over or undercollections recorded in balancing accounts, was $460 million and $(1.6) billion during the six months ended June 30, 2026 and 2025, respectively. Net cash inflows in 2026 were mainly driven by GHG revenue received but not yet disbursed to residential customers as climate credits. In 2026, the timing of climate credits distribution shifted from April to August and September of the year. Net cash outflow in 2025 was primarily due to cost recoveries authorized under the TKM Settlement Agreement in 2025, which was a non-cash offset in net income.

Net Cash Provided by Financing Activities
The following table summarizes cash provided by financing activities for the six months ended June 30, 2026 and 2025. Issuances of debt are discussed in "Notes to Condensed Consolidated Financial Statements—Note 5. Debt and Credit Agreements."

	Six months ended June 30,		Change
(in millions)	2026	2025	2026 vs. 2025
Long-term debt issued, net of premium, discount and issuance costs	$3,503	$2,962	$541
Long-term debt repaid	(1,677)	(326)	(1,351)
Short-term debt repaid	(282)	—	(282)
Commercial paper financing, net	(6)	(795)	789
Preference stock redeemed	(119)	—	(119)
Payment of common stock dividends to Edison International Parent	(860)	(860)	—
Payment of preference stock dividends	(52)	(67)	15
Other	(7)	(17)	10
Net cash provided by financing activities	$500	$897	$(397)
Net Cash Used in Investing Activities
Cash flows used in investing activities are primarily due to total capital expenditures of $3.4 billion and $3.1 billion for six months ended June 30, 2026 and 2025, respectively. In addition, SCE had a net (purchase) redemption of nuclear decommissioning trust investments of $(18) million and $100 million during the six months ended June 30, 2026 and 2025, respectively. See "Nuclear Decommissioning Activities" below for further discussion.
Nuclear Decommissioning Activities
SCE's condensed consolidated statements of cash flows include nuclear decommissioning activities, which are reflected in the following line items:

	Six months ended June 30,		Change
(in millions)	2026	2025	2026 vs. 2025
Net cash provided by (used in) operating activities:
Net earnings from nuclear decommissioning trust investments	$52	$13	$39
SCE's decommissioning costs	(44)	(103)	59
	8	(90)	98
Net cash (used in) provided by investing activities:
Proceeds from sale of investments	3,666	2,680	986
Purchases of investments	(3,684)	(2,580)	(1,104)
	(18)	100	(118)
Net cash (outflow) inflow	$(10)	$10	$(20)
Net cash provided by (used in) operating activities relates to interest and dividends less administrative expenses, taxes, and SCE's decommissioning costs. Investing activities represent the purchase and sale of investments within the nuclear decommissioning trusts, including the reinvestment of earnings from nuclear decommissioning trust investments. The net cash impact reflects timing of decommissioning payments ($44 million and $103 million in 2026 and 2025, respectively) and reimbursements to SCE from the nuclear decommissioning trust ($41 million and $115 million in 2026 and 2025, respectively). The net cash outflow in 2026 also includes a $7 million insurance distribution that SCE received and contributed to the decommissioning trust.

Edison International Parent and Other
The table below sets forth condensed historical cash flow from operations for Edison International Parent and Other, including intercompany eliminations.

	Six months ended June 30,		Change
(in millions)	2026	2025	2026 vs. 2025
Net cash used in operating activities	$(203)	$(145)	$(58)
Net cash provided by financing activities	202	94	108
Net cash provided by (used in) investing activities	9	(3)	12
Net increase (decrease) in cash, cash equivalents and restricted cash	$8	$(54)	$62
Net Cash Used in Operating Activities
Net cash used in operating activities increased by $58 million in 2026 compared to 2025. This was primarily due to a $77 million cash inflow in 2025 from an intercompany tax settlement with SCE, offset by $19 million lower operating expense in 2026.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was as follows:

	Six months ended June 30,		Change
(in millions)	2026	2025	2026 vs. 2025
Dividends paid to Edison International common shareholders	$(675)	$(637)	$(38)
Dividends paid to Edison International preferred shareholders	(13)	(44)	31
Dividends received from SCE	860	860	—
Long-term debt issuance, net of discount and issuance costs	1,042	539	503
Long-term debt repayments	—	(400)	400
Issuance of short-term debt	3	18	(15)
Repayments of short-term debt	(155)	—	(155)
Common stock repurchased	(30)	(29)	(1)
Preferred stock repurchased	(419)	—	(419)
Commercial paper financing, net	(420)	(217)	(203)
Other	9	4	5
Net cash provided by financing activities	$202	$94	$108
Contingencies
Edison International's and SCE's material contingencies are discussed in "Notes to Condensed Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies."
MARKET RISK EXPOSURES
Edison International's and SCE's primary market risks are described in the 2025 Form 10-K, and there have been no material changes during the six months ended June 30, 2026. For further discussion of market risk exposures, including commodity price risk, and credit risk, see "Notes to Condensed Consolidated Financial Statements—Note 4.  Fair Value Measurements" and "Note 6.  Derivative Instruments."
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
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information responding to this section is included in the MD&A under the heading "Market Risk Exposures" and is incorporated herein by reference.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Statements of Income	Edison International

	Three months ended June 30,		Six months ended June 30,
(in millions, except per-share amounts, unaudited)	2026	2025	2026	2025
Operating revenue	$4,357	$4,543	$8,460	$8,354
Purchased power and fuel	1,137	1,157	2,107	2,204
Operation and maintenance	1,071	1,580	2,088	2,563
Wildfire-related claims, net of (recoveries)	18	—	13	(1,305)
Wildfire Fund expense	36	36	71	72
Depreciation and amortization	834	826	1,668	1,568
Property and other taxes	171	168	350	334
Other	(2)	1	(3)	9
Total operating expenses	3,265	3,768	6,294	5,445
Operating income	1,092	775	2,166	2,909
Interest expense	(514)	(504)	(1,038)	(805)
Other income, net	97	113	218	220
Income before income taxes	675	384	1,346	2,324
Income tax expense (benefit)	114	(14)	215	434
Net income	561	398	1,131	1,890
Less: Preference stock dividend requirements of SCE	26	33	55	67
Preferred stock dividend requirements of Edison International	1	22	11	44
Net income available to Edison International common shareholders	$534	$343	$1,065	$1,779
Basic earnings per share:
Weighted average shares of common stock outstanding	385	385	385	385
Basic earnings per common share available to Edison International common shareholders	$1.39	$0.89	$2.77	$4.62
Diluted earnings per share:
Weighted average shares of common stock outstanding, including effect of dilutive securities	387	386	387	386
Diluted earnings per common share available to Edison International common shareholders	$1.38	$0.89	$2.75	$4.61

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income	Edison International

	Three months ended June 30,		Six months ended June 30,
(in millions, unaudited)	2026	2025	2026	2025
Net income	$561	$398	$1,131	$1,890
Other comprehensive income, net of tax:
Pension and postretirement benefits other than pensions	1	1	1	1
Foreign currency translation adjustments	(4)	1	(4)	1
Other comprehensive (loss) income, net of tax	(3)	2	(3)	2
Comprehensive income	558	400	1,128	1,892
Less: Comprehensive income attributable to noncontrolling interests	26	33	55	67
Comprehensive income attributable to Edison International	$532	$367	$1,073	$1,825

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets	Edison International

(in millions, unaudited)	June 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$242	$158
Receivables, net of allowances for uncollectible accounts of $338 and $356 at respective dates	1,819	1,463
Accrued unbilled revenue	1,042	1,238
Inventory	567	535
Prepaid expenses	112	119
Regulatory assets	2,855	3,290
Wildfire Fund contributions	138	138
Other current assets	570	745
Total current assets	7,345	7,686
Nuclear decommissioning trusts	4,784	4,535
Other investments	71	51
Total investments	4,855	4,586
Utility property, plant and equipment, net of accumulated depreciation and amortization of $15,408 and $15,060 at respective dates	64,923	63,131
Nonutility property, plant and equipment, net of accumulated depreciation of $101 and $132 at respective dates	183	197
Total property, plant and equipment	65,106	63,328
Long-term receivables, net of allowances for uncollectible accounts of $39 and $49 at respective dates	32	38
Regulatory assets (include $3,051 and $3,092 related to a Variable Interest Entity ("VIE") at respective dates)	12,966	12,960
Wildfire Fund contributions	1,671	1,740
Operating lease right-of-use assets	1,137	1,161
Long-term insurance receivables	805	359
Other long-term assets	2,254	2,168
Total other assets	18,865	18,426
Total assets	$96,171	$94,026

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets	Edison International

(in millions, except share amounts, unaudited)	June 30, 2026	December 31, 2025
LIABILITIES AND EQUITY
Short-term debt	$1,521	$2,390
Current portion of long-term debt	3,797	1,928
Accounts payable	2,159	2,344
Wildfire-related claims	808	585
Accrued interest	558	473
Regulatory liabilities	727	1,158
Current portion of operating lease liabilities	121	120
Other current liabilities	1,401	1,538
Total current liabilities	11,092	10,536
Long-term debt (includes $2,979 and $3,022 related to a VIE at respective dates)	37,085	36,070
Deferred income taxes and credits	9,484	9,114
Pensions and benefits	364	370
Asset retirement obligations	2,607	2,583
Regulatory liabilities	11,244	10,627
Operating lease liabilities	1,016	1,041
Wildfire-related claims	626	721
Other deferred credits and other long-term liabilities	3,560	3,705
Total deferred credits and other liabilities	28,901	28,161
Total liabilities	77,078	74,767
Commitments and contingencies (Note 12)
Preferred stock (50,000,000 shares authorized; zero and 414,342 shares of Series A and 83,503 and 87,937 shares of Series B issued and outstanding at respective dates)	83	497
Common stock, no par value (800,000,000 shares authorized; 384,787,767 and 384,787,056 shares issued and outstanding at respective dates)	6,347	6,362
Accumulated other comprehensive income	3	6
Retained earnings	11,096	10,714
Total Edison International's shareholders' equity	17,529	17,579
Noncontrolling interests – preference stock of SCE	1,564	1,680
Total equity	19,093	19,259
Total liabilities and equity	$96,171	$94,026

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows	Edison International

	Six months ended June 30,
(in millions, unaudited)	2026	2025
Cash flows from operating activities:
Net income	$1,131	$1,890
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	1,668	1,568
Equity allowance for funds used during construction	(113)	(93)
Deferred income taxes	146	420
Wildfire Fund amortization expense	71	72
Other	103	77
Nuclear decommissioning trusts	11	(102)
Changes in operating assets and liabilities:
Receivables	(392)	248
Inventory	(39)	12
Accounts payable	56	50
Other current assets and liabilities	(9)	(247)
Derivative assets and liabilities, net	12	44
Regulatory assets and liabilities, net	460	(1,600)
Wildfire-related claims, net of insurance recoveries	(357)	(211)
Other noncurrent assets and liabilities	(51)	(22)
Net cash provided by operating activities	2,697	2,106
Cash flows from financing activities:
Long-term debt issued, net of premium, discount and issuance costs of $(5) and $(49) for the respective periods	4,545	3,501
Long-term debt repaid	(1,677)	(726)
Short-term debt issued	3	18
Short-term debt repaid	(437)	—
Common stock repurchased	(30)	(29)
Preferred stock repurchased	(538)	—
Commercial paper repayments, net of borrowing	(426)	(1,012)
Dividends and distribution to noncontrolling interests	(52)	(67)
Common stock dividends paid	(675)	(637)
Preferred stock dividends paid	(13)	(44)
Other	2	(13)
Net cash provided by financing activities	702	991
Cash flows from investing activities:
Capital expenditures	(3,385)	(3,120)
Proceeds from sale of nuclear decommissioning trust investments	3,666	2,680
Purchases of nuclear decommissioning trust investments	(3,684)	(2,580)
Proceeds from sale of a subsidiary, net of cash transferred	15	—
Other	(7)	18
Net cash used in investing activities	(3,395)	(3,002)
Net increase in cash and cash equivalents and restricted cash and cash equivalents	4	95
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	720	684
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$724	$779
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Income	Southern California Edison Company

	Three months ended June 30,		Six months ended June 30,
(in millions, unaudited)	2026	2025	2026	2025
Operating revenue	$4,348	$4,532	$8,444	$8,334
Purchased power and fuel	1,137	1,157	2,107	2,204
Operation and maintenance	1,041	1,553	2,039	2,515
Wildfire-related claims, net of (recoveries)	17	—	14	(1,355)
Wildfire Fund expense	36	36	71	72
Depreciation and amortization	833	825	1,666	1,566
Property and other taxes	169	167	347	332
Other	(2)	—	(2)	8
Total operating expenses	3,231	3,738	6,242	5,342
Operating income	1,117	794	2,202	2,992
Interest expense	(415)	(421)	(845)	(641)
Other income, net	117	117	238	228
Income before income taxes	819	490	1,595	2,579
Income tax expense	150	14	278	502
Net income	669	476	1,317	2,077
Less: Preference stock dividend requirements	26	33	55	67
Net income available to common stock	$643	$443	$1,262	$2,010

Condensed Consolidated Statements of Comprehensive Income	Southern California Edison Company

	Three months ended June 30,		Six months ended June 30,
(in millions, unaudited)	2026	2025	2026	2025
Net income	$669	$476	$1,317	$2,077
Other comprehensive income, net of tax:
Pension and postretirement benefits other than pensions	—	1	1	1
Other comprehensive income, net of tax	—	1	1	1
Comprehensive income	$669	$477	$1,318	$2,078

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets	Southern California Edison Company

(in millions, unaudited)	June 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$171	$98
Receivables, net of allowances for uncollectible accounts of $338 and $353 at respective dates	1,818	1,455
Accrued unbilled revenue	1,042	1,236
Inventory	567	535
Prepaid expenses	112	118
Regulatory assets	2,855	3,290
Wildfire Fund contributions	138	138
Other current assets	556	743
Total current assets	7,259	7,613
Nuclear decommissioning trusts	4,784	4,535
Other investments	59	40
Total investments	4,843	4,575
Utility property, plant and equipment, net of accumulated depreciation and amortization of $15,408 and $15,060 at respective dates	64,923	63,131
Nonutility property, plant and equipment, net of accumulated depreciation of $100 and $113 at respective dates	182	188
Total property, plant and equipment	65,105	63,319
Long-term receivables, net of allowances for uncollectible accounts of $39 and $49 at respective dates	32	38
Regulatory assets (include $3,051 and $3,092 related to a VIE at respective dates)	12,966	12,960
Wildfire Fund contributions	1,671	1,740
Operating lease right-of-use assets	1,134	1,155
Long-term insurance receivables	697	145
Long-term insurance receivables due from affiliate	118	226
Other long-term assets	2,193	2,074
Total other assets	18,811	18,338
Total assets	$96,018	$93,845

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets	Southern California Edison Company

(in millions, except share amounts, unaudited)	June 30, 2026	December 31, 2025
LIABILITIES AND EQUITY
Short-term debt	$741	$1,036
Current portion of long-term debt	3,197	1,928
Accounts payable	2,162	2,353
Wildfire-related claims	808	585
Accrued interest	504	432
Regulatory liabilities	727	1,158
Current portion of operating lease liabilities	121	118
Other current liabilities	1,541	1,599
Total current liabilities	9,801	9,209
Long-term debt (includes $2,979 and $3,022 related to a VIE at respective dates)	31,824	31,255
Deferred income taxes and credits	11,071	10,712
Pensions and benefits	88	87
Asset retirement obligations	2,607	2,583
Regulatory liabilities	11,244	10,627
Operating lease liabilities	1,013	1,037
Wildfire-related claims	626	721
Other deferred credits and other long-term liabilities	3,539	3,684
Total deferred credits and other liabilities	30,188	29,451
Total liabilities	71,813	69,915
Commitments and contingencies (Note 12)
Preference stock	1,595	1,714
Common stock, no par value (560,000,000 shares authorized; 434,888,104 shares issued and outstanding at respective dates)	2,168	2,168
Additional paid-in capital	8,961	8,970
Accumulated other comprehensive loss	(11)	(12)
Retained earnings	11,492	11,090
Total equity	24,205	23,930
Total liabilities and equity	$96,018	$93,845

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows	Southern California Edison Company

	Six months ended June 30,
(in millions, unaudited)	2026	2025
Cash flows from operating activities:
Net income	$1,317	$2,077
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	1,666	1,566
Equity allowance for funds used during construction	(113)	(93)
Deferred income taxes	135	469
Wildfire Fund amortization expense	71	72
Other	61	51
Nuclear decommissioning trusts	11	(102)
Changes in operating assets and liabilities:
Receivables	(395)	242
Inventory	(39)	12
Accounts payable	48	(28)
Other current assets and liabilities	64	(241)
Derivative assets and liabilities, net	12	44
Regulatory assets and liabilities, net	460	(1,600)
Wildfire-related claims, net of insurance recoveries	(354)	(211)
Other noncurrent assets and liabilities	(44)	(7)
Net cash provided by operating activities	2,900	2,251
Cash flows from financing activities:
Long-term debt issued, net of premium, discount and issuance costs of $3 and $(38) for the respective periods	3,503	2,962
Long-term debt repaid	(1,677)	(326)
Short-term debt repaid	(282)	—
Preference stock redeemed	(119)	—
Commercial paper repayments, net of borrowing	(6)	(795)
Common stock dividends paid	(860)	(860)
Preference stock dividends paid	(52)	(67)
Other	(7)	(17)
Net cash provided by financing activities	500	897
Cash flows from investing activities:
Capital expenditures	(3,384)	(3,118)
Proceeds from sale of nuclear decommissioning trust investments	3,666	2,680
Purchases of nuclear decommissioning trust investments	(3,684)	(2,580)
Other	(2)	19
Net cash used in investing activities	(3,404)	(2,999)
Net (decrease) increase in cash and cash equivalents and restricted cash and cash equivalents	(4)	149
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	657	565
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$653	$714

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1.  Summary of Significant Accounting Policies
Organization and Basis of Presentation
Edison International is the ultimate parent holding company of SCE, which is an investor-owned public utility primarily engaged in the business of supplying and delivering electricity to an approximately 50,000 square mile area across Southern, Central, and Coastal California.
Edison Energy, LLC, a former indirect wholly-owned non-utility subsidiary of Edison International doing business as Trio. Trio did not meet the threshold for separate segment reporting. See "Segment Information" below for further discussion. In the second quarter of 2026, Edison International completed the disposition of Trio to a third-party buyer, which did not represent a strategic shift that had or would have a major effect on Edison International's operations and financial results and, therefore, did not meet the criteria for discontinued operations accounting. As a result of the disposition, Edison International derecognized Trio's assets and liabilities and recognized a $23 million loss on disposition, including transaction costs, recorded in "Other income, net" on Edison International's condensed consolidated statements of income. See Note 14 for further information. Edison International also incurred employee-related expenses associated with the disposition that were recorded in operation and maintenance expense.
These combined notes to the condensed consolidated financial statements apply to both Edison International and SCE unless otherwise described. Edison International's condensed consolidated financial statements include the accounts of Edison International, SCE, and other controlled subsidiaries. References to Edison International refer to the consolidated group of Edison International and its subsidiaries. References to "Edison International Parent and Other" refer to Edison International Parent and its subsidiaries and "Edison International Parent" refer to Edison International on a stand-alone basis, not consolidated with its subsidiaries. SCE's condensed consolidated financial statements include the accounts of SCE, its controlled subsidiaries and a variable interest entity, SCE Recovery Funding LLC, of which SCE is the primary beneficiary. All intercompany transactions have been eliminated from the condensed consolidated financial statements.
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
Segment Information
For information on Edison International's and SCE's segment information, see Note 1 in the 2025 Form 10-K. In addition, for the three and six months ended June 30, 2026 and 2025, Edison International's and SCE's significant segment expenses agree to those disclosed in the condensed consolidated statements of income. As of June 30, 2026 and 2025, the measures of Edison International's and SCE's segment assets are reported on Edison International's and SCE's condensed consolidated balance sheets, respectively, as total assets.

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents
The following table sets forth the cash, cash equivalents, restricted cash and restricted cash equivalents included in the condensed consolidated statements of cash flows:

	Edison International		SCE
(in millions)	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Cash and cash equivalents[1]	$242	$158	$171	$98
Short-term restricted cash and cash equivalents[2]	355	552	355	549
Long-term restricted cash and cash equivalents[3]	127	10	127	10
Total cash and cash equivalents and restricted cash and cash equivalents	$724	$720	$653	$657
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
Allowance for Uncollectible Accounts
The allowance for uncollectible accounts is recorded based on SCE's estimate of expected credit losses and adjusted over the life of the receivables as needed. Since the customer base of SCE is concentrated in Southern California which exposes SCE to a homogeneous set of economic conditions, the allowance is measured on a collective basis on the historical amounts written off, assessment of customer collectibility, and current economic indicators, such as unemployment rates. In estimating expected credit losses, SCE applies a practical expedient under the current expected credit loss model, which assumes that current economic conditions as of the balance sheet date do not change over the remaining life of existing accounts receivable. The decrease in provisions for the three and six months ended June 30, 2026, was primarily due to improved collections during the period resulting from collection efforts and higher disconnection activities undertaken in 2025, the effects of which continued into 2026.
The following table sets forth the changes in allowance for uncollectible accounts for SCE:

	Three months ended June 30, 2026			Three months ended June 30, 2025
(in millions)	Customers	All others	Total	Customers	All others	Total
Beginning balance	$344	$42	$386	$322	$18	$340
Current period provision for uncollectible accounts[1]	64	4	68	82	6	88
Write-offs, net of recoveries	(76)	(1)	(77)	(69)	(2)	(71)
Ending balance	$332	$45	$377	$335	$22	$357

	Six months ended June 30, 2026			Six months ended June 30, 2025
(in millions)	Customers	All others	Total	Customers	All others	Total
Beginning balance	$360	$42	$402	$372	$18	$390
Current period provision for uncollectible accounts[2]	124	6	130	160	9	169
Write-offs, net of recoveries	(152)	(3)	(155)	(197)	(5)	(202)
Ending balance	$332	$45	$377	$335	$22	$357
1This includes $47 million and $69 million of incremental costs, for the three months ended June 30, 2026 and 2025, respectively, which were probable of recovery from customers and recorded as regulatory assets.

2This includes $91 million and $135 million of incremental costs, for the six months ended June 30, 2026 and 2025, respectively, which were probable of recovery from customers and recorded as regulatory assets.
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
Edison International and SCE reassess the period of coverage of the fund at least annually in the first quarter each year and when new or additional information becomes available. As of the date of filing, after considering the current accrued losses for the Eaton Fire, SCE does not have new or additional information that would enable it to change its prior assessment that the Wildfire Fund would provide coverage for an estimated 20 years from the date SCE committed to participate in the Wildfire Fund. When updating its estimate, SCE includes all its fires for which losses can be reasonably estimated, and relies on publicly disclosed wildfire-related losses related to other participating utilities. As discussed in Note 12, while SCE believes that it will incur material losses in connection with the Eaton Fire, it is currently unable to reasonably estimate a range of losses that may be incurred. The Wildfire Fund amortization period will be evaluated and adjusted prospectively as new or additional information on contributions and wildfire events, including reasonably estimated losses related to the Eaton Fire, becomes available. An impairment will be recorded to the Wildfire Fund contribution asset if the asset exceeds SCE's ability to benefit from the remaining coverage provided by the Wildfire Fund.
SB 254 expands the Wildfire Fund originally created under AB 1054 by establishing the Continuation Account within the Wildfire Fund. As of June 30, 2026, and as of the date of this filing, the conditions required to trigger investor-owned utility contributions to the Continuation Account have not been met. Accordingly, SCE has not recorded a contribution obligation associated with the Continuation Account on its condensed consolidated balance sheets as of June 30, 2026.
As of June 30, 2026, SCE has recorded a receivable of $645 million from the Wildfire Fund, reflected in "Long-term insurance receivables." Based on the California Wildfire Legislation, a utility that submits claims to the Wildfire Fund for recovery is expected to receive such reimbursements from the Wildfire Fund, and separately file an application with CPUC for review of its costs and expenses. See Note 12 for further information. The outcome of the CPUC's prudency review could result in a refund to the Wildfire Fund. SCE will recognize a payable related to claim reimbursements to the Wildfire Fund if it determines that a refund to the Wildfire Fund is probable and estimable. SCE considers whether any party in the CPUC prudency review proceeding would prevail in raising a "serious doubt" as of the reasonableness of SCE's actions, and whether it is probable the CPUC would conclude that SCE does not meet the burden of dispelling that doubt and find SCE's conduct was not prudent. SCE considers factors within and outside SCE's control in its evaluation of whether a refund to the Wildfire Fund is probable and estimable. As of June 30, 2026, SCE determined it is not probable nor estimable that any amounts may be required to be reimbursed to the Wildfire Fund.
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

EPS available to Edison International common shareholders was computed as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions, except per-share amounts)	2026	2025	2026	2025
Basic earnings per share:
Net income available to Edison International common shareholders	$534	$343	$1,065	$1,779
Earnings allocated to participating securities	—	—	—	(1)
Income available to common shareholders	$534	$343	$1,065	$1,778
Weighted average common shares outstanding	385	385	385	385
Basic earnings per share	$1.39	$0.89	$2.77	$4.62
Diluted earnings per share:
Income available to common shareholders	$534	$343	$1,065	$1,778
Add back: Earnings allocated to participating securities	—	—	—	1
Net income available to Edison International common shareholders	$534	$343	$1,065	$1,779
Weighted average common shares outstanding	385	385	385	385
Effect of dilutive securities	2	1	2	1
Adjusted weighted average shares – diluted	387	386	387	386
Diluted earnings per share	$1.38	$0.89	$2.75	$4.61
In addition to the participating securities discussed above, Edison International also may award stock options, which are payable in common shares and are included in the diluted earnings per share calculation. Stock option awards to purchase 1,903,384 and 9,879,885 shares of common stock for the three months ended June 30, 2026 and 2025, respectively, 2,072,605 and 9,041,783 shares of common stock for the six months ended June 30, 2026 and 2025, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.
Revenue Recognition
Revenue is recognized by Edison International and SCE when a performance obligation to transfer control of the promised goods is satisfied or when services are rendered to customers. This typically occurs when electricity is delivered to customers, which includes amounts for services rendered but unbilled at the end of a reporting period.
Regulatory Proceedings
FERC 2026 Formula Rate Update
In November 2025, SCE filed its 2026 annual transmission revenue requirement update with the FERC, with rates effective January 1, 2026, subject to settlement procedures and refund. SCE requested a 2026 transmission revenue requirement of $1.5 billion, representing an increase of $157 million, or 12% higher than amounts included in the 2025 annual rates. The increase is primarily due to 2026 rates reflecting recovery of previous undercollections. Pending resolution of the FERC formula rate proceedings, SCE recognized revenue in the first six months of 2026 based on the FERC 2026 annual updated rates, subject to refund.
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

In September 2025, the FASB issued an accounting standards update to amend certain aspects of the accounting for and disclosure of internal-use software. Among other things, the guidance removes all references to prescriptive and sequential software development stages and instead requires entities to begin capitalizing software costs when certain criteria are met. The guidance is effective for annual and interim periods beginning January 1, 2028 with early adoption permitted. The guidance can be applied prospectively, retrospectively, or via a modified prospective transition method. Edison International and SCE are currently evaluating the impact of this new guidance.
In December 2025, the FASB issued an accounting standards update to establish guidance on the recognition, measurement, and presentation of government grants received by business entities. The guidance is effective for annual and interim periods beginning January 1, 2029 with early adoption permitted. The guidance can be applied on a modified prospective basis, a modified retrospective basis, or a full retrospective basis. Edison International and SCE are currently evaluating the impact of this new guidance.
In May 2026, the FASB issued an accounting standards update to establish guidance for the recognition, measurement, presentation and disclosure of environmental credits and compliance obligations that may be settled by using environmental credits. The guidance is effective for annual and interim periods beginning January 1, 2028 with early adoption permitted. The guidance is adopted on a retrospective basis by recognizing a cumulative effect adjustment to retained earnings at the date of initial application. Edison International and SCE are currently evaluating the impact of this new guidance.
Note 2.  Condensed Consolidated Statements of Changes in Equity
The following tables provide Edison International's changes in equity:

	Equity Attributable to Edison International Shareholders							Noncontrolling Interests
	Preferred stock		Common stock		Accumulated Other Comprehensive Income	Retained Earnings	Subtotal	Preference Stock	Total Equity
(in millions, except shares and per-share amounts)	Shares	Amount	Shares	Amount
Balance at December 31, 2025	502,279	$497	384,787,056	$6,362	$6	$10,714	$17,579	$1,680	$19,259
Net income	—	—	—	—	—	541	541	29	570
Common stock issued	—	—	404,516	2	—	—	2	—	2
Common stock repurchased	—	—	(397,631)	(26)	—	—	(26)	—	(26)
Common stock dividends declared ($0.8775 per share)	—	—	—	—	—	(338)	(338)	—	(338)
Preferred stock dividends declared ($26.875 per share for Series A and $25.00 per share for Series B)	—	—	—	—	—	(13)	(13)	—	(13)
Dividends to noncontrolling interests ($31.250 - $46.875 per share for preference stock)	—	—	—	—	—	(1)	(1)	(26)	(27)
Shares withheld for tax withholdings on vested equity awards	—	—	—	(16)	—	—	(16)	—	(16)
Noncash stock-based compensation and other	—	—	—	10	—	1	11	—	11
Preference stock redeemed	—	—	—	—	—	—	—	(119)	(119)
Preferred stock repurchased	(418,776)	(414)	—	—	—	(5)	(419)	—	(419)
Balance at March 31, 2026	83,503	$83	384,793,941	$6,332	$6	$10,899	$17,320	$1,564	$18,884
Net income	—	—	—	—	—	535	535	26	561
Other comprehensive income	—	—	—	—	(3)	—	(3)	—	(3)
Common stock issued	—	—	50,523	—	—	—	—	—	—
Common stock repurchased	—	—	(56,697)	(4)	—	—	(4)	—	(4)
Common stock dividends declared ($0.8775 per share)	—	—	—	—	—	(337)	(337)	—	(337)
Dividends to noncontrolling interests ($31.250 - $46.875 per share for preference stock)	—	—	—	—	—	1	1	(26)	(25)
Shares withheld for tax withholdings on vested equity awards	—	—	—	(1)	—	—	(1)	—	(1)
Noncash stock-based compensation and other	—	—	—	20	—	(2)	18	—	18
Balance at June 30, 2026	83,503	$83	384,787,767	$6,347	$3	$11,096	$17,529	$1,564	$19,093

	Equity Attributable to Edison International Shareholders							Noncontrolling Interests
	Preferred stock		Common stock		Accumulated Other Comprehensive Income	Retained Earnings	Subtotal	Preference Stock	Total Equity
(in millions, except shares and per-share amounts)	Shares	Amount	Shares	Amount
Balance at December 31, 2024	1,662,771	$1,645	384,784,719	$6,353	$—	$7,567	$15,565	$2,175	$17,740
Net income	—	—	—	—	—	1,458	1,458	34	1,492
Common stock issued	—	—	478,943	2	—	—	2	—	2
Common stock repurchased	—	—	(500,000)	(29)	—	—	(29)	—	(29)
Common stock dividends declared ($0.8275 per share)	—	—	—	—	—	(319)	(319)	—	(319)
Preferred stock dividends declared ($26.875 per share for Series A and $25.00 per share for Series B)	—	—	—	—	—	(44)	(44)	—	(44)
Dividends to noncontrolling interests ($31.250 - $46.875 per share for preference stock)	—	—	—	—	—	—	—	(34)	(34)
Shares withheld for tax withholdings on vested equity awards	—	—	—	(21)	—	—	(21)	—	(21)
Noncash stock-based compensation	—	—	—	10	—	—	10	—	10
Balance at March 31, 2025	1,662,771	$1,645	384,763,662	$6,315	$—	$8,662	$16,622	$2,175	$18,797
Net income	—	—	—	—	—	365	365	33	398
Other comprehensive income	—	—	—	—	2	—	2	—	2
Common stock issued	—	—	22,735	—	—	—	—	—	—
Common stock dividends declared ($0.8275 per share)	—	—	—	—	—	(318)	(318)	—	(318)
Dividends to noncontrolling interests ($31.250 - $46.875 per share for preference stock)	—	—	—	—	—	—	—	(33)	(33)
Noncash stock-based compensation	—	—	—	15	—	—	15	—	15
Balance at June 30, 2025	1,662,771	$1,645	384,786,397	$6,330	$2	$8,709	$16,686	$2,175	$18,861

The following tables provide SCE's changes in equity:

(in millions, except per-share amounts)	Preference Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
Balance at December 31, 2025	$1,714	$2,168	$8,970	$(12)	$11,090	$23,930
Net income	—	—	—	—	648	648
Other comprehensive income	—	—	—	1	—	1
Dividends declared on common stock ($0.9888 per share)	—	—	—	—	(430)	(430)
Dividends declared on preference stock ($31.250 - $46.875 per share)	—	—	—	—	(27)	(27)
Stock-based compensation	—	—	(22)	—	—	(22)
Noncash stock-based compensation and other	—	—	5	—	1	6
Preference stock redeemed	(119)	—	3	—	(3)	(119)
Balance at March 31, 2026	$1,595	$2,168	$8,956	$(11)	$11,279	$23,987
Net income	—	—	—	—	669	669
Dividends declared on common stock ($0.9888 per share)	—	—	—	—	(430)	(430)
Dividends declared on preference stock ($31.250 - $46.875 per share)	—	—	—	—	(25)	(25)
Stock-based compensation	—	—	(2)	—	—	(2)
Noncash stock-based compensation and other	—	—	7	—	(1)	6
Balance at June 30, 2026	$1,595	$2,168	$8,961	$(11)	$11,492	$24,205

(in millions, except per-share amounts)	Preference Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
Balance at December 31, 2024	$2,220	$2,168	$8,950	$(9)	$8,422	$21,751
Net income	—	—	—	—	1,601	1,601
Dividends declared on common stock ($0.9888 per share)	—	—	—	—	(430)	(430)
Dividends declared on preference stock ($31.250 - $46.875 per share)	—	—	—	—	(34)	(34)
Stock-based compensation	—	—	(21)	—	1	(20)
Noncash stock-based compensation	—	—	7	—	—	7
Balance at March 31, 2025	$2,220	$2,168	$8,936	$(9)	$9,560	$22,875
Net income	—	—	—	—	476	476
Other comprehensive income	—	—	—	1	—	1
Dividends declared on common stock ($2.1385 per share)	—	—	—	—	(930)	(930)
Dividends declared on preference stock ($31.250 - $46.875 per share)	—	—	—	—	(33)	(33)
Noncash stock-based compensation and other	—	—	7	—	(1)	6
Balance at June 30, 2025	$2,220	$2,168	$8,943	$(8)	$9,072	$22,395
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
Variable Interest in VIEs that are Consolidated
SCE Recovery Funding LLC is a bankruptcy remote, wholly-owned special purpose subsidiary of SCE, formed for the purpose of issuing securitized bonds. This entity is a VIE because its equity investment is insufficient to support its operations. The most significant activity of SCE Recovery Funding LLC is to service the securitized bonds according to the decisions made by SCE. Therefore, SCE is determined to be the primary beneficiary and consolidates SCE Recovery Funding LLC.
SCE Recovery Funding LLC has issued a total of $3.2 billion of securitized bonds as of June 30, 2026. The proceeds were used to acquire SCE's right, title, and interest in and to non-bypassable rates and other charges to be collected from certain existing and future customers in SCE's service area ("Recovery Property"), associated with the AB 1054 Excluded Capital Expenditures and costs approved for recovery under the TKM Settlement Agreement, until the bonds are paid in full, and all financing costs have been recovered. The securitized bonds are secured by the Recovery Property and cash collections from the non-bypassable rates and other charges are the sole source of funds to satisfy the debt obligation. The bondholders have no recourse to SCE. In July 2026, SCE Recovery Funding LLC issued $2.0 billion of securitized bonds. For further details, see Note 5.
The following table summarizes the impact of SCE Recovery Funding LLC on SCE's and Edison International's condensed consolidated balance sheets.

(in millions)	June 30, 2026	December 31, 2025
Other current assets	$141	$49
Regulatory assets: non-current	3,051	3,092
Regulatory liabilities: current	44	12
Current portion of long-term debt[1]	97	78
Other current liabilities	55	14
Long-term debt[1]	2,979	3,022
1The bondholders have no recourse to SCE. The long-term debt balance is net of unamortized debt issuance costs.
Variable Interest in VIEs that are not Consolidated
Power Purchase Agreements
SCE has certain power purchase agreements ("PPAs") where the counterparty entities meet one or both of the VIE conditions discussed above and in which SCE has variable interests, including: agreements through which SCE provides natural gas to fuel the plants, fixed price contracts for renewable energy, and resource adequacy agreements that allow purchase of energy at fixed prices upon the seller's election. Since payments for capacity are the primary source of income, the most significant economic activity for these VIEs is typically the operation and maintenance of the power plants, which SCE does not perform. Therefore, SCE has concluded that it is not the primary beneficiary of any of these VIEs because it does not control the commercial and operating activities that most significantly impact the economic performance of these entities.
As of the balance sheet date, the carrying amount of assets and liabilities included in SCE's condensed consolidated balance sheet that relate to involvement with VIEs that are not consolidated, result from amounts due under the PPAs. Under these contracts, SCE recovers the costs incurred through demonstration of compliance with its CPUC-approved long-term power procurement plans. SCE has no residual interest in the entities and has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees, or other commitments associated with these contracts other than the purchase commitments described in Note 12 of the 2025 Form 10-K. As a result, there is no significant potential exposure to loss to SCE from its variable interest in these VIEs. The aggregate contracted capacity dedicated to SCE from these VIE projects was 6,064 MW and 5,785 MW at June 30, 2026 and 2025, respectively. The amounts that SCE paid to these projects were $244 million and $213 million for the three months ended June 30, 2026 and 2025, respectively, and $448 million and $385 million for the six months ended June 30, 2026 and 2025, respectively. These amounts are recoverable in customer rates, subject to a reasonableness review.

Note 4.  Fair Value Measurements
Recurring Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an "exit price"). Fair value of an asset or liability considers assumptions that market participants would use in pricing the asset or liability, including assumptions about nonperformance risk. As of June 30, 2026 and December 31, 2025, nonperformance risk was not material for Edison International or SCE.
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
SCE
The following table sets forth assets and liabilities of SCE that were accounted for at fair value by level within the fair value hierarchy:

	June 30, 2026
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	$1	$15	$(1)	$15
Money market funds and other	45	17	—	—	62
Nuclear decommissioning trusts:
Stocks[2]	2,163	—	—	—	2,163
Fixed income[3]	844	1,655	—	—	2,499
Short-term investments, primarily cash equivalents	138	87	—	—	225
Subtotal of nuclear decommissioning trusts[4]	3,145	1,742	—	—	4,887
Total assets	3,190	1,760	15	(1)	4,964
Liabilities at fair value
Derivative contracts	—	46	—	(46)	—
Total liabilities	—	46	—	(46)	—
Net assets	$3,190	$1,714	$15	$45	$4,964

	December 31, 2025
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	$—	$48	$—	$48
Money market funds and other	34	22	—	—	56
Nuclear decommissioning trusts:
Stocks[2]	1,909	—	—	—	1,909
Fixed income[3]	981	1,665	—	—	2,646
Short-term investments, primarily cash equivalents	191	40	—	—	231
Subtotal of nuclear decommissioning trusts[4]	3,081	1,705	—	—	4,786
Total assets	3,115	1,727	48	—	4,890
Liabilities at fair value
Derivative contracts	—	57	—	(57)	—
Total liabilities	—	57	—	(57)	—
Net assets	$3,115	$1,670	$48	$57	$4,890
1Represents the netting of assets and liabilities under master netting agreements and cash collateral.
2Approximately 70% and 71% of SCE's equity investments were in companies located in the United States at June 30, 2026 and December 31, 2025, respectively.
3Includes corporate bonds, which were diversified by the inclusion of collateralized mortgage obligations and other asset backed securities, of $64 million and $60 million at June 30, 2026 and December 31, 2025, respectively.
4Excludes net payables of $103 million and $251 million at June 30, 2026 and December 31, 2025, respectively, which consist of interest and dividend receivables as well as receivables and payables related to SCE's pending securities sales and purchases.

SCE Fair Value of Level 3
The following table sets forth a summary of changes in SCE's fair value of Level 3 net derivative assets and liabilities:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2026	2025	2026	2025
Fair value of net assets at beginning of period	$18	$156	$48	$212
Settlements	(12)	(4)	(23)	(14)
Total realized/unrealized gains (losses)[1]	9	27	(10)	(19)
Fair value of net assets at end of period	$15	$179	$15	$179
1Due to regulatory mechanisms, SCE's realized and unrealized gains and losses are recorded as regulatory assets and liabilities.
There were no material transfers into or out of Level 3 during 2026 and 2025.
The following table sets forth the significant unobservable inputs used to determine fair value for Level 3 assets:

	Fair Value (in millions)	Significant Unobservable Input	Range ($ per MWh)	Weighted Average ($ per MWh)
	Assets
June 30, 2026
CRRs	$10	CAISO CRR auction prices	$(7.47) - $74.14	$15.28
Fin Toll arrangements	5	Hourly Forecast Power Prices	11.88 - 120.97	42.19
December 31, 2025
CRRs	$43	CAISO CRR auction prices	$(5.28) - $14,484.70	$8.39
Fin Toll arrangements	5	Hourly Forecast Power Prices	0.00 - 97.04	42.16
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
Edison International Parent and Other
Edison International Parent and Other assets measured at fair value and classified as Level 1 consisted of money market funds of $68 million and $51 million at June 30, 2026 and December 31, 2025, respectively. Assets measured at fair value and classified as Level 2 were immaterial at June 30, 2026 and December 31, 2025. There were no securities classified as Level 3 for Edison International Parent and Other at June 30, 2026 and December 31, 2025.

Fair Value of Debt Recorded at Carrying Value
The carrying value and fair value of Edison International's and SCE's long-term debt (including the current portion of long-term debt) are as follows:

	June 30, 2026		December 31, 2025
(in millions)	Carrying Value[1]	Fair Value[2]	Carrying Value[1]	Fair Value[2]
Edison International	$40,882	$38,166	$37,998	$35,721
SCE	35,021	32,220	33,183	30,744
1Carrying value is net of debt issuance costs.
2The fair value of long-term debt is classified as Level 2.
Note 5.  Debt and Credit Agreements
Long-Term Debt
During the six months ended June 30, 2026, SCE issued the following first and refunding mortgage bonds:

Description	Month of Issuance	Rate	Maturity Date	Amount (in millions)
Series 2024D	March 2026	5.15%	2029	$600
Series 2026A	March 2026	4.80%	2033	600
Series 2026B	May 2026	4.95%	2031	500
Total				$1,700
The proceeds were used to repay commercial paper borrowings and for general corporate purposes.
In February 2026, Edison International Parent issued $550 million of 4.80% senior notes due in 2031 and in May 2026 issued $500 million of 5.00% senior notes due in 2028. The proceeds were used to repay commercial paper and for general corporate purposes.
Credit Agreements and Short-Term Debt
The following table summarizes the status of the credit facilities at June 30, 2026:

(in millions, except for rates)
Borrower[1]	Termination Date	Commitment	Commercial Paper Outstanding[2]	Letters of Credit Outstanding	Amount Available
Edison International Parent	May 2030	$1,500	$180	$—	$1,320
SCE	May 2030	3,350	742	2	2,606
Total Edison International		$4,850	$922	$2	$3,926
1The aggregate maximum principal amount under the Edison International Parent and SCE revolving credit facilities may be increased up to $2.0 billion and $4.0 billion, respectively, provided that additional lender commitments are obtained. In the second quarter of 2026, Edison International Parent and SCE amended their credit facilities to extend the maturity dates to May 2030, with additional one year extension options.
2The weighted-average interest rates on commercial paper outstanding at June 30, 2026 were 4.15% for Edison International Parent and 4.31% for SCE.
Term Loan
In February 2026, SCE entered into a term loan agreement to borrow $1.5 billion maturing in March 2027 with a variable interest rate based on SOFR plus 1.00%. The proceeds were used for general corporate and working capital purposes, including the repayment of all borrowings under the $300 million unsecured term loan agreement, dated as of February 11, 2026.

Uncommitted Letters of Credit
SCE entered into agreements with certain lenders for bilateral unsecured standby letters of credit ("SBLC") with a total capacity of $635 million that is uncommitted and supported by reimbursement agreements. The SBLCs are not subject to any collateral or security requirements. At June 30, 2026, SCE had $111 million outstanding under these agreements, which expire between July 2026 and July 2027.
Debt Financing Subsequent to June 30, 2026
In July 2026, SCE Recovery Funding LLC issued $2.0 billion of Senior Secured Recovery Bonds, Series 2026-A, in three tranches and used the proceeds to acquire SCE's right, title, and interest in and to the Recovery Property. The three tranches of Senior Secured Recovery Bonds consisted of $600 million, 5.39% with final maturity in 2045, $645 million, 6.04% with final maturity in 2054, and $709 million, 6.09% with final maturity in 2061. For further details, see Note 3. SCE used the proceeds it received from the sale of Recovery Property to finance cost recoveries authorized under the Woolsey Settlement Agreement.
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
Certain of SCE's derivative contracts contain credit-risk-related contingent features that require posting of collateral upon a downgrade of SCE's credit ratings to below investment grade by one or more major credit rating agencies. As of June 30, 2026 and December 31, 2025, the fair values of these derivative liabilities were immaterial, for which SCE posted $60 million and $105 million of collateral, respectively. In the event SCE's credit rating were to fall below investment grade, SCE may be required to post additional collateral to cover derivative liabilities and related outstanding payables. If the credit-risk-related contingent features underlying these contracts were triggered on June 30, 2026, and December 31, 2025, SCE would have been required to post no collateral and an additional $3 million of collateral, respectively, most of which is related to outstanding net payables under the contracts.
SCE presents its derivative assets and liabilities, recorded at fair value, on a net basis on its condensed consolidated balance sheets when subject to master netting agreements or similar agreements. Derivative positions are also offset against margin and cash collateral deposits. See Note 4 for a discussion of fair value of derivative instruments.
The following table summarizes the gross and net fair values of SCE's commodity derivative instruments:

	June 30, 2026
(in millions)	Derivative Assets Short-Term[1]	Derivative Liabilities Short-Term[2]
Commodity derivative contracts
Gross amounts recognized	$16	$46
Gross amounts offset on the condensed consolidated balance sheets	(1)	(1)
Cash collateral and related accruals	—	(45)
Net amounts presented on the condensed consolidated balance sheets	$15	$—

	December 31, 2025
(in millions)	Derivative Assets Short-Term[1]	Derivative Liabilities Short-Term[2]
Commodity derivative contracts
Gross amounts recognized	$48	$57
Cash collateral and related accruals	—	(57)
Net amounts presented on the condensed consolidated balance sheets	$48	$—
1Included in "Other current assets" on SCE's condensed consolidated balance sheets.
2Included in "Other current liabilities" on SCE's condensed consolidated balance sheets.

At June 30, 2026, SCE had $85 million of cash collateral and related accruals, of which $45 million was offset against derivative liabilities and $40 million was reflected in "Other current assets" on SCE's condensed consolidated balance sheets. At December 31, 2025, SCE had $66 million of cash collateral and related accruals, of which $57 million was offset against derivative liabilities and $9 million was reflected in "Other current assets" on the condensed consolidated balance sheets.
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
The following table summarizes the gains/(losses) of SCE's economic hedging activity:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2026	2025	2026	2025
Realized	$(12)	$(3)	$(50)	$(43)
Unrealized	(14)	35	(21)	11
Notional Volumes of Derivative Instruments
The following table summarizes the notional volumes of derivatives used for SCE's economic hedging activities:

Commodity	Unit of Measure	Economic Hedges
		June 30, 2026	December 31, 2025
Electricity options, swaps and forwards	Gigawatt hours	7,851	3,249
Natural gas options, swaps and forwards	Billion cubic feet	2	4
Congestion revenue rights	Gigawatt hours	720	5,566
Fin Toll arrangements	Gigawatt hours	315	228
Note 7.  Revenue
The following table is a summary of SCE's revenue:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2026	2025	2026	2025
Revenue from contracts with customers[1]
Commercial	$2,073	$1,874	$3,423	$3,422
Residential	1,759	1,506	3,909	3,085
Other	768	773	1,318	1,415
Total revenue from contracts with customers	4,600	4,153	8,650	7,922
Alternative revenue program and other[2]	(252)	379	(206)	412
Total operating revenue	$4,348	$4,532	$8,444	$8,334
1SCE recorded CPUC revenue based on annual revenue requirement set by a methodology established in the GRC proceeds and FERC revenue authorized through a formula rate. For further information, see Note 1.
2Includes differences between revenues from contracts with customers and authorized levels for certain CPUC and FERC revenues.
At June 30, 2026 and December 31, 2025, SCE's receivables related to contracts from customers were $2.8 billion and $2.7 billion, respectively, which include accrued unbilled revenue of $1.0 billion and $1.2 billion, respectively.
Deferred Revenue
As of June 30, 2026, SCE has deferred revenue of $334 million related to the sale of the use of transfer capability of West of Devers transmission line, of which $13 million and $321 million are included in "Other current liabilities" and "Other deferred credits and other long-term liabilities," respectively, on SCE's condensed consolidated balance sheets. The deferred revenue is amortized straight-line over 30 years starting in 2021.
Note 8.  Income Taxes
Effective Tax Rate
The table below provides a reconciliation of income tax expense computed at the federal statutory income tax rate to the income tax provision:

	Three months ended June 30,				Six months ended June 30,
	2026		2025		2026		2025
(in millions)	Amount	%	Amount	%	Amount	%	Amount	%
Edison International:
Income from operations before income taxes	$675		$384		$1,346		$2,324
Federal statutory tax rate	$142	21.0%	$81	21.0%	$283	21.0%	$488	21.0%
State income tax, net of federal income tax effect[1]	20	3.0%	(18)	(4.7)%	41	3.0%	91	3.9%
Tax credits	—	—%	(5)	(1.3)%	(15)	(1.1)%	(11)	(0.5)%
Other adjustments
Property-related	(57)	(8.4)%	(68)	(17.7)%	(122)	(9.0)%	(126)	(5.4)%
Corporate alternative minimum tax	2	0.3%	—	—%	20	1.5%	—	—%
Other	7	1.0%	(4)	(0.9)%	8	0.6%	(8)	(0.3)%
Effective tax rate	$114	16.9%	$(14)	(3.6)%	$215	16.0%	$434	18.7%
SCE:
Income from operations before income taxes	$819		$490		$1,595		$2,579
Federal statutory tax rate	$172	21.0%	$103	21.0%	$335	21.0%	$542	21.0%
State income tax, net of federal income tax effect[1]	32	3.9%	(11)	(2.2)%	59	3.7%	106	4.2%
Tax credits	—	—%	(5)	(1.0)%	(15)	(0.9)%	(11)	(0.5)%
Other adjustments
Property-related	(57)	(7.0)%	(68)	(13.9)%	(122)	(7.7)%	(126)	(4.9)%
Corporate alternative minimum tax	2	0.3%	—	—%	20	1.3%	—	—%
Other	1	0.1%	(5)	(1.0)%	1	—%	(9)	(0.3)%
Effective tax rate	$150	18.3%	$14	2.9%	$278	17.4%	$502	19.5%
1State taxes in California represents substantially all of the tax effect in this category.
The CPUC requires flow-through ratemaking. For SCE, it includes property-related adjustments, the corporate alternative minimum tax, and other temporary differences which reverse over time. These flow-through items increase or decrease SCE's current authorized revenue requirements in rate cases and give rise to regulatory assets or liabilities for deferred income taxes expected to be realized in future periods. Differences between the amounts authorized in SCE's rate cases, adjusted for balancing and memorandum account activity, and flow-through amounts recorded also result in changes to tax-related regulatory assets and liabilities, with a corresponding impact on the effective tax rate, to the extent recovery in future rates is probable. For further information, see Note 11.
The IRA imposed a CAMT, which Edison International and SCE are subject to beginning in 2026. Edison International and SCE expect that any CAMT paid will be creditable against future income taxes.
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
Income Taxes Paid
Edison International makes income tax payments to the taxing authorities on behalf of the consolidated group. SCE makes tax-allocation payments to Edison International under the applicable tax-allocation agreement. SCE does not make payments to the taxing authorities directly.
The components of income tax paid, net of refunds by location of taxing jurisdiction are:

	Edison International		SCE
	Six months ended June 30,
(in millions)	2026	2025	2026	2025
Federal	$—	$—	$18	$—
California	113	—	89	—
Note 9.  Compensation and Benefit Plans
Pension Plans
Net periodic pension expense components are:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2026	2025	2026	2025
Edison International:
Service cost	$25	$23	$50	$46
Non-service cost (benefit)
Interest cost	48	48	96	96
Expected return on plan assets	(61)	(58)	(122)	(116)
Amortization of net loss[1]	—	1	1	1
Regulatory adjustment	(5)	(8)	(10)	(15)
Total non-service benefit[2]	(18)	(17)	(35)	(34)
Total expense	$7	$6	$15	$12
SCE:
Service cost	$24	$23	$48	$46
Non-service cost (benefit)
Interest cost	45	45	90	89
Expected return on plan assets	(58)	(55)	(116)	(110)
Amortization of net loss[1]	—	—	1	—
Regulatory adjustment	(5)	(8)	(10)	(15)
Total non-service benefit[2]	(18)	(18)	(35)	(36)
Total expense	$6	$5	$13	$10
1Represents the amount of net loss reclassified from other comprehensive loss.
2Included in "Other income, net" on Edison International's and SCE's condensed consolidated statements of income.

Postretirement Benefits Other Than Pensions ("PBOP")
Net periodic PBOP expense components for Edison International and SCE are:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2026	2025	2026	2025
Service cost	$3	$3	$6	$6
Non-service cost (benefit)
Interest cost	10	10	20	20
Expected return on plan assets	(29)	(27)	(58)	(54)
Amortization of net gain	(15)	(20)	(30)	(40)
Regulatory adjustment	26	34	52	68
Total non-service benefit[1]	(8)	(3)	(16)	(6)
Total earnings	$(5)	$—	$(10)	$—
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
The following table sets forth amortized cost and fair value of the trust investments (see Note 4 for a discussion on fair value of the trust investments):

		Amortized Costs		Fair Values
(in millions)	Longest Maturity Dates	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Municipal bonds	2067	$707	$718	$845	$899
Government and agency securities	2074	1,091	1,149	1,220	1,367
Corporate bonds	2072	385	315	434	380
Short-term investments and receivables/(payables)[1]	One-year	203	200	122	(20)
Total debt securities and other		$2,386	$2,382	2,621	2,626
Equity securities				2,163	1,909
Total[2]				$4,784	$4,535
1As of June 30, 2026 and December 31, 2025, short-term investments included $67 million and $27 million of repurchase agreement payable by financial institutions which earned interest, were fully secured by U.S. Treasury securities, and mature by July 2, 2026 and January 2, 2026, respectively.
2Represents amounts before reduction for deferred tax liabilities on net unrealized gains of $517 million and $455 million as of June 30, 2026 and December 31, 2025, respectively.
Trust fund earnings (based on specific identification) increase the trust fund balance and the ARO regulatory liability. Unrealized holding gains, net of losses, were $2.2 billion and $2.0 billion at June 30, 2026 and December 31, 2025, respectively.
The following table summarizes the gains and losses for the trust investments:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2026	2025	2026	2025
Gross realized gains	$9	$22	$19	$46
Gross realized losses	(4)	(5)	(7)	(6)
Net unrealized gains for equity securities	302	146	239	86

Due to regulatory mechanisms, changes in the assets of the trusts from income or loss items do not materially affect earnings.
Note 11. Regulatory Assets and Liabilities
Regulatory Assets
SCE's regulatory assets included on the condensed consolidated balance sheets are:

(in millions)	June 30, 2026	December 31, 2025
Current:
Regulatory balancing and memorandum accounts	$2,790	$3,246
Other	65	44
Total current	2,855	3,290
Long-term:
Deferred income taxes	6,652	6,427
Unamortized investments, net of accumulated amortization	143	126
Unamortized losses on reacquired debt	74	79
Regulatory balancing and memorandum accounts	2,683	2,843
Environmental remediation	214	213
Recovery assets	3,051	3,092
Other	149	180
Total long-term	12,966	12,960
Total regulatory assets	$15,821	$16,250
For more information, see Note 11 of the 2025 Form 10-K.
Regulatory Liabilities
SCE's regulatory liabilities included on the condensed consolidated balance sheets are:

(in millions)	June 30, 2026	December 31, 2025
Current:
Regulatory balancing and memorandum accounts	$677	$1,139
Other	50	19
Total current	727	1,158
Long-term:
Costs of removal	2,944	2,737
Deferred income taxes	2,138	2,126
Recoveries in excess of ARO liabilities	2,272	2,057
Regulatory balancing and memorandum accounts	2,019	1,842
Pension and other postretirement benefits	1,841	1,829
Other	30	36
Total long-term	11,244	10,627
Total regulatory liabilities	$11,971	$11,785
For more information, see Note 11 of the 2025 Form 10-K.

Net Regulatory Balancing and Memorandum Accounts
The following table summarizes the significant components of regulatory balancing and memorandum accounts included in the above tables of regulatory assets and liabilities:

(in millions)	June 30, 2026	December 31, 2025
Asset (liability)
Energy procurement related costs	$226	$589
Public purpose and energy efficiency	(2,112)	(2,054)
GRC-related balancing accounts[1]	1,858	1,945
FERC-related balancing accounts	174	204
Wildfire risk mitigation and insurance[2]	385	289
Wildfire and drought restoration[3]	238	215
Woolsey Settlement cost recovery	1,819	1,766
Tax accounting memorandum account	(15)	(3)
Other	204	157
Assets, net of liabilities	$2,777	$3,108
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
Note 12. Commitments and Contingencies
Indemnities
Edison International and SCE have agreed to provide indemnification through contracts entered into in the normal course of business and through contracts related to acquisitions and dispositions. These are primarily indemnifications against adverse litigation outcomes in connection with underwriting agreements, indemnities for specified environmental liabilities and income taxes or other contractual arrangements. Edison International's and SCE's obligations under these agreements may or may not be limited in terms of time and/or amount, and in some instances Edison International and SCE may have recourse against third parties. Edison International and SCE have not recorded a liability related to these indemnities. The overall maximum amount of the obligations under these indemnifications cannot be reasonably estimated.
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
Liability Overview
The extent of legal liability for wildfire-related damages in actions against utilities depends on a number of factors, including whether the utility substantially caused or contributed to the damages and whether parties seeking recovery of damages will be required to show negligence in addition to causation. California courts have previously found utilities to be strictly liable for property damage along with associated interest and attorneys' fees, regardless of fault, by applying the theory of inverse condemnation when a utility's facilities that are serving the public were determined to be a substantial cause of a wildfire that caused the property damage. If inverse condemnation is held to be inapplicable to SCE in connection with a wildfire, SCE still could be held liable for property damages and associated interest if the property damages were found to have been proximately caused by SCE's negligence. If SCE were to be found negligent, SCE could also be held liable for, among other things, fire suppression costs, business interruption losses, evacuation costs, clean-up costs, medical expenses, and personal injury/wrongful death claims, including claims for non-economic damages. Additionally, SCE could potentially be subject to fines and penalties for alleged violations of CPUC rules and state laws investigated in connection with the ignition of a wildfire.
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
The lawsuits related to the 2017/2018 Wildfire/Mudslide Events naming SCE as a defendant have been filed by three categories of plaintiffs: individual plaintiffs, subrogation plaintiffs and public entity plaintiffs. A number of the lawsuits also name Edison International as a defendant and some of the lawsuits were filed as purported class actions. As of July 23, 2026, in addition to the outstanding claims of approximately 50 individual plaintiffs, there were alleged and potential claims of certain public entity plaintiffs, including CAL OES, outstanding. SCE has settled all fire suppression claims and subrogation plaintiffs' claims related to the 2017/2018 Wildfire/Mudslide Events, except for one indemnification claim.
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
The litigation could take a number of years to be completely resolved because of the complexity of the matters and number of plaintiffs. As of July 23, 2026, SCE has entered into settlements with approximately 13,800 individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events litigation. The statutes of limitations for individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events have expired.
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

2019 Saddle Ridge Fire
The "Saddle Ridge Fire," originated in Los Angeles County in October 2019 and burned approximately 9,000 acres, destroyed an estimated 19 structures, damaged an estimated 88 structures, and resulted in one fatality and injuries to eight firefighters. In August 2023, SCE received a signed report of investigation from the LAFD, in which the LAFD stated with respect to the Saddle Ridge Fire that the cause of ignition was unintentional, the form of heat was undetermined, the item first ignited was undetermined and the material type first ignited was undetermined. The LAFD report noted that no other competent ignition sources other than SCE's transmission lines were found in the specific origin area of the Saddle Ridge Fire. The SED issued an undated report listing alleged violations of CPUC General Orders by SCE related to the Saddle Ridge Fire and noting that the alleged violations, under certain circumstances, could have led to a fire ignition. Multiple lawsuits related to the Saddle Ridge Fire were filed by plaintiffs naming SCE as defendant. An inverse condemnation bench trial in the Saddle Ridge Fire litigation has been set for October 2026. SCE has accrued charges for potential losses relating to the Saddle Ridge Fire.
2022 Coastal Fire
The "Coastal Fire" originated in Orange County in May 2022 and burned approximately 200 acres. The Orange County Fire Authority ("OCFA") has reported that the Coastal Fire destroyed 20 residential structures and damaged 11 residential structures. Two firefighters also reportedly sustained minor injuries. In addition, fire authorities have estimated suppression costs at approximately $3 million. While SCE's investigation remains ongoing, SCE's information reflects that a SCE circuit in the area experienced an anomaly (a relay) approximately 2 minutes prior to the reported time of the fire. An investigation into the cause of the Coastal Fire was led by the OCFA. The OCFA has retained SCE equipment in connection with its investigation. In September 2024, SCE received a report of investigation from the OCFA, in which the OCFA finds that the Coastal Fire was unintentionally caused by sparks from overhead SCE electrical equipment igniting vegetation under the equipment. The SED issued a notice of violation in 2025 with respect to the Coastal Fire. SCE has settled subrogation plaintiff claims and claims brought by the County of Orange related to the Coastal Fire. Individual plaintiffs have also filed complaints against SCE related to the Coastal Fire. As of July 23, 2026, no trials are scheduled in the Coastal Fire litigation. SCE expects to obtain and review additional information and materials in the possession of third parties during the course of its internal reviews and the litigation process. SCE has accrued charges for potential losses relating to the Coastal Fire.
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
CAL FIRE has reported that the Eaton Fire burned approximately 14,000 acres and resulted in 19 civilian fatalities and 9 fire personnel injuries/illnesses. In addition, according to preliminary information provided by CAL FIRE, the Eaton Fire destroyed approximately 6,018 single residence structures, 3,146 other minor structures, 96 multiple residences and 158 mixed commercial/residential and nonresidential commercial structures; and damaged approximately 750 residential structures, 260 other minor structures, 28 multiple residences and 35 mixed commercial/residential and nonresidential commercial structures. Fire authorities have estimated suppression costs at approximately $100 million.
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
Multiple lawsuits related to the Eaton Fire have been initiated against SCE. A number of the lawsuits also name Edison International as a defendant and some of the lawsuits were filed as purported class actions. As of July 23, 2026, SCE was aware of approximately 2,000 lawsuits related to the Eaton Fire: representing lawsuits by approximately 32,000 individual plaintiffs and also lawsuits by subrogation plaintiffs and public entity plaintiffs. A bellwether jury trial in the Eaton Fire litigation has been set for January 2027.
SCE's internal review into the facts and circumstances of the Eaton Fire is complex and ongoing. SCE's review includes ongoing inspections of its facilities and records and of third-party information and testing. While SCE has not conclusively determined that its equipment caused the ignition of the Eaton Fire, a viable explanation is that a de-energized idle SCE transmission facility in the preliminary area of origin was associated with the ignition of the fire, and SCE is not aware of evidence pointing to another possible source of ignition. Absent additional evidence, SCE believes that it is likely that its equipment was associated with the ignition of the Eaton Fire and is pursuing settlement of claims through its Wildfire Recovery Compensation Program.
SCE has entered into settlements with insurance claimants and individual and business claimants under its Wildfire Recovery Compensation Program related to the Eaton Fire. In total, as of June 30, 2026, SCE had recorded $1.6 billion in losses related to these settlements. SCE also recorded expected recoveries from customer-funded self-insurance of $917 million, from the Wildfire Fund of $645 million, and through FERC electric rates of $70 million. See "—Settlement of Claims," "—Accrued Losses" and "—Recoveries" below for further details.
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
Settlement of Claims
The following table presents settlements paid.

(in millions)	Inception to June 30, 2026	Three months ended June 30, 2026	Six months ended June 30, 2026
2017/2018 Wildfire/Mudslide Events	$9,707	$10	$19
Other Wildfire Events	1,028	62	85
Eaton Fire	517	237	280
Total	$11,252	$309	$384
Edison International and SCE have not admitted wrongdoing or liability as part of any settlements related to the 2017/2018 Wildfire/Mudslide Events, the Other Wildfire Events, or the Eaton Fire. SCE continues to explore reasonable settlement opportunities with plaintiffs in outstanding wildfire litigation.

Accrued Losses
The following table presents changes in accrued losses since December 31, 2025.

(in millions)	2017/2018 Wildfire/Mudslide Events	Other Wildfire Events	Eaton Fire	Total
Balance at December 31, 2025	$192	$217	$897	$1,306
Increase in accrued losses	—	1	511	512
Amounts paid	(19)	(85)	(280)	(384)
Balance at June 30, 2026	$173	$133	$1,128	$1,434
Edison International's and SCE's condensed consolidated balance sheets included fixed payments to be made under settlements and accrued estimated losses presented in the tables below.

(in millions)	2017/2018 Wildfire/Mudslide Events	Other Wildfire Events	Eaton Fire	Total
Current portion of wildfire-related claims liabilities[1]	$24	$3	$781	$808
Long-term wildfire-related claims liabilities[2]	149	130	347	626
Total balance at June 30, 2026	$173	$133	$1,128	$1,434

(in millions)	2017/2018 Wildfire/Mudslide Events	Other Wildfire Events	Eaton Fire	Total
Current portion of wildfire-related claims liabilities[1]	$31	$4	$550	$585
Long-term wildfire-related claims liabilities[2]	161	213	347	721
Total balance at December 31, 2025	$192	$217	$897	$1,306
1At June 30, 2026, current liabilities related to 2017/2018 Wildfire/Mudslide Events consisted of $24 million of short-term payables under the SED Agreement. At December 31, 2025, current liabilities related to 2017/2018 Wildfire/Mudslide Events consisted of $6 million of settlements executed and $25 million of short-term payables under the SED Agreement.
2At June 30, 2026, long-term wildfire-related claims related to 2017/2018 Wildfire/Mudslide Events consisted of $14 million of long-term payables under the SED Agreement and $135 million of estimate of expected losses for remaining alleged and potential claims. At December 31, 2025, long-term wildfire-related claims related to 2017/2018 Wildfire/Mudslide Events consisted of $17 million of long-term payables under the SED Agreement and $144 million of estimate of expected losses for remaining alleged and potential claims.
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

For the three and six months ended June 30, 2026, SCE recorded wildfire-related claims, net of expected recoveries as follows:

	Three months ended June 30, 2026
(in millions)	Eaton Fire	Total
Wildfire-related claims	$350	$350
Expected recoveries from Wildfire Fund	(350)	(350)
Total pre-tax (gain)/charge	—	—
Income tax expense/(benefit)	—	—
Total after-tax (gain)/charge	$—	$—

	Six months ended June 30, 2026
(in millions)	Other Wildfire Events	Eaton Fire	Total
Wildfire-related claims	$1	$511	$512
Reversal of expected recoveries from insurance and third parties	39	—	39
Expected recoveries from Wildfire Fund	—	(511)	(511)
Expected recoveries from CPUC customers	(47)	—	(47)
Expected recoveries from FERC customers	(3)	—	(3)
Total pre-tax gain	(10)	—	(10)
Income tax expense	3	—	3
Total after-tax gain	$(7)	$—	$(7)
For the three months ended June 30, 2025, there were no wildfire-related claims, net of expected recoveries on SCE's condensed consolidated statements of income. For the six months ended June 30, 2025, SCE recorded wildfire-related claims, net of expected recoveries as follows:

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
1For the six months ended June 30, 2025, EIS incurred $50 million insurance expenses, which consisted of $47 million of wildfire claims and $3 million of related legal costs.
In total, through June 30, 2026, SCE has recorded losses of $12.7 billion, expected recoveries from insurance and third parties of $2.8 billion, expected recoveries through electric rates of $3.6 billion, expected recoveries from customer-funded wildfire self-insurance of $0.9 billion, and expected recoveries from the Wildfire Fund of $0.6 billion related to the 2017/2018 Wildfire/Mudslide Events, the Other Wildfire Events, and the Eaton Fire. The after-tax net charges to earnings recorded through June 30, 2026 have been $3.4 billion.
Recoveries
Wildfire-related losses that Edison International or SCE incurs may be recovered from insurance, including customer-funded wildfire self-insurance, third-parties, the Wildfire Fund, and through electric rates. Fines and penalties incurred in connection with a wildfire are not recoverable from insurance, the Wildfire Fund, or through electric rates.

The following tables summarize expected recoveries from insurance and third parties, the Wildfire Fund, and through electric rates for the Other Wildfire Events and the Eaton Fire as of June 30, 2026 and December 31, 2025. For recoveries related to the 2017/2018 Wildfire/Mudslide Events, see below discussion in "—Recoveries through Electric Rates."

	June 30, 2026
(in millions)	Other Wildfire Events	Eaton Fire	Total
Expected recoveries from customer-funded wildfire self-insurance	$—	$487	$487
Long-term receivables from insurance and third parties	170	—	170
Long-term receivables from Wildfire Fund recoveries[1]	—	645	645
FERC-related balancing accounts	14	61	75
CPUC-regulatory assets	146	—	146
Total	$330	$1,193	$1,523

	December 31, 2025
(in millions)	Other Wildfire Events	Eaton Fire	Total
Expected recoveries from customer-funded wildfire self-insurance	$—	$709	$709
Long-term receivables from insurance and third parties	237	—	237
Long-term receivables from Wildfire Fund recoveries	—	134	134
FERC-related balancing accounts	20	70	90
CPUC-regulatory assets	96	—	96
Total	$353	$913	$1,266
1As of June 30, 2026, no amounts have been recovered from the Wildfire Fund.
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
SCE has approximately $1.0 billion of wildfire-specific insurance coverage for events that occurred during the period July 1, 2020 through June 30, 2021, subject to up to $130 million of self-insured retention and co-insurance per fire, which resulted in net coverage of approximately $870 million.
SCE has approximately $1.0 billion of wildfire-specific insurance coverage for events that occurred during the period July 1, 2021 through June 30, 2022, subject to up to $163 million of self-insured retention and co-insurance per fire, which resulted in net coverage of approximately $837 million.
SCE has approximately $1.0 billion of wildfire-specific insurance coverage for events that occurred during the period July 1, 2022 through June 30, 2023, subject to up to $63 million of self-insured retention and co-insurance per fire, which resulted in net coverage of approximately $937 million.

SCE's wildfire insurance expense for the July 1, 2022 through June 30, 2023 policy period was approximately $450 million, of which $357 million was paid to commercial insurance carriers (commercial insurance carriers other than EIS are referred to herein as "Third-Party Commercial Insurers"). The difference between the Third-Party Commercial Insurer cost and total cost for the July 1, 2022 through June 30, 2023 policy period was paid in premiums to EIS (see Note 16 for further information). Wildfire insurance premiums paid for the July 1, 2022 through June 30, 2023 policy period are being recovered through customer rates. As a result of an EIS insurance policy amendment, in the first quarter of 2025, EIS recorded a $50 million wildfire insurance expense (by utilizing the premiums already collected as discussed above), and SCE recorded the corresponding insurance recovery from EIS, which reduced expected WEMA recoveries. In the Edison International condensed consolidated statements of income, the EIS insurance expense is eliminated with SCE's insurance recovery from EIS.
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
When losses are accrued for wildfire-related claims for wildfires that occur between July 1, 2023 and the end of 2028, customer rates will be increased in subsequent years, as needed, to allow for full recovery of the amounts accrued up to $1.0 billion per policy year, subject to a shareholder contribution of 2.5% of any self-insurance costs ultimately paid exceeding $500 million in any policy year, up to a maximum contribution of $12.5 million per policy year. As a result of accrued losses related to the Eaton Fire, in April 2026 the CPUC approved SCE's request to adjust revenue requirements to be collected from customers from $274 million to $650 million for 2026. As of June 30, 2026, SCE collected $166 million through CPUC-jurisdictional rates for SCE's customer-funded wildfire self-insurance program and is authorized to collect an additional $327 million through December 31, 2026 with the remaining $157 million expected to be collected in 2027, subject to regulatory balancing account adjustments.
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
The Eaton Fire and each of the Other Wildfire Events discussed above, with the exception of the Creek Fire, was ignited after July 12, 2019, and SCE has held a valid safety certification since July 15, 2019. While a California investor-owned utility has not yet received a final decision on a prudency review related to recovery for uninsured claims and other costs related to wildfires ignited after the adoption of AB 1054, SCE believes that for fires ignited after July 12, 2019, and for investor-owned utilities holding a safety certification at the time of the fire, the CPUC will apply a standard of review similar to that applied by the FERC which presumes all costs requested by an investor-owned utility are reasonable and prudent unless serious doubt as to the reasonableness of the utility's conduct is created. As such, SCE has concluded, at this time, that uninsured CPUC-jurisdictional wildfire-related costs related to wildfire events occurring after the adoption of AB 1054 that it has deferred as regulatory assets are probable of recovery through electric rates. SCE will continue to evaluate the probability of recovery based on available evidence, including regulatory decisions. Evidence that SCE may consider in its evaluation includes, among other factors, its status as a holder of a valid safety certification, the legislative intent of AB 1054, facts and other evidence known to date related to the ignition, and any regulatory decisions on wildfire cost recovery, including those illustrating the interpretation and/or application of the prudency framework under the California Wildfire Legislation. The CPUC may not allow SCE to recover uninsured losses related to the wildfire events through electric rates if it is determined that such losses were not prudently incurred. In an AB 1054 proceeding, the CPUC may allocate costs taking into account factors both within and beyond the utility’s control that may have exacerbated the costs, including humidity, temperature, and winds.
FERC Recoveries
Through the operation of its FERC formula rate, and based upon the precedent established in SDG&E's recovery of FERC-jurisdictional wildfire-related costs, SCE believes it is probable it will recover its FERC-jurisdictional costs related to the 2017/2018 Wildfire/Mudslide Events, the Other Wildfire Events, and the Eaton Fire. In total, as of June 30, 2026, SCE's recoveries received since inception, and expected to be received through FERC electric rates, were $440 million related to the 2017/2018 Wildfire/Mudslide Events, $23 million related to the Other Wildfire Events, and $70 million related to the Eaton Fire. FERC recoveries are subject to refund, and SCE will continue to evaluate the probability of recovery and refund obligations of FERC-jurisdictional costs related to the 2017/2018 Wildfire/Mudslide Events, the Other Wildfire Events, and the Eaton Fire based on available evidence, including any FERC decisions to allow or disallow recovery of FERC-jurisdictional wildfire-related costs based on a state regulator's decision on whether to permit recovery of related costs.

Recoveries through the Wildfire Fund
SCE has advised the administrator of the Wildfire Fund that it anticipates seeking reimbursement of eligible claims arising from the Eaton Fire from the Initial Account and the administrator has confirmed that the Eaton Fire is a "covered wildfire" for purposes of accessing the Initial Account. SCE will be reimbursed for losses incurred in excess of $1.0 billion for eligible claims for third-party damages related to the Eaton Fire from the Initial Account, subject to approval of the fund administrator and the Initial Account's claims-paying capacity. The fund administrator has reported that approximately $21 billion in the fund's claim paying capacity will be available for the Eaton Fire. Edison International and SCE record a receivable for recoveries from the Wildfire Fund when recovery of a recorded loss from the fund is determined to be probable.
SCE will file an application with the CPUC for review of its costs and expenses related to the Eaton Fire after it has resolved all or, if authorized by the CPUC, substantially all third-party damage claims related to the fire, or upon earlier request of the fund administrator. The CPUC will determine the prudency of SCE's ignition-related conduct in a formal proceeding. If the CPUC finds that SCE's conduct related to the ignition of the Eaton Fire was not prudent, SCE will be required to reimburse the Initial Account only for amounts disallowed by the CPUC up to the applicable Liability Cap of approximately $4.3 billion, unless the fund administrator finds that SCE's actions or inactions relative to the ignition of the Eaton Fire constitute conscious or willful disregard of the rights and safety of others, in which case SCE will be required to reimburse the Initial Account for withdrawn amounts that the CPUC disallowed. For further discussion of SCE's reimbursement obligations, see Note 1.
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
At June 30, 2026, SCE's recorded estimated minimum liability to remediate its 19 identified material sites (sites with a liability balance at June 30, 2026, in which the upper end of the range of expected costs is at least $1 million) was $218 million, including $146 million related to San Onofre. In addition to these sites, SCE also has 14 immaterial sites with a liability balance as of June 30, 2026, for which the total minimum recorded liability was $5 million. Of the $223 million total environmental remediation liability for SCE, $214 million has been recorded as a regulatory asset. SCE expects to recover $36 million through an incentive mechanism that allows SCE to recover 90% of its environmental remediation costs at certain sites (SCE may request to include additional sites in this mechanism) and $178 million through proceedings that allow SCE to recover up to 100% of the costs incurred at certain sites through customer rates. SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites.
The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability. The upper end of the range of additional costs of approximately $94 million at the identified material sites and $2 million at immaterial sites was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes.
SCE expects to clean up and mitigate its identified sites over a period of up to approximately 35 years, though some sites may require a longer time period. Remediation costs for each of the next five years are expected to range from $6 million to $21 million. Costs incurred for the six months ended June 30, 2026 and 2025 were $4 million and $6 million, respectively, and were included in the "Operation and maintenance" expense on Edison International's and SCE's condensed consolidated statements of income.
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
Nuclear Insurance
SCE is a member of Nuclear Electric Insurance Limited ("NEIL"), a mutual insurance company owned by entities with nuclear facilities. NEIL provides insurance for nuclear property damage, including damages caused by acts of terrorism up to specified limits, and for accidental outages for active facilities. The amount of nuclear property damage insurance purchased for San Onofre and Palo Verde exceeds the minimum federal requirement of $50 million and $1.1 billion, respectively. If NEIL losses at any nuclear facility covered by the arrangement were to exceed the accumulated funds for these insurance programs, SCE could be assessed retrospective premium adjustments of up to approximately $16 million per year.
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
During the three months ended June 30, 2026, Edison International repurchased and retired 56,697 shares under the 2026 Repurchase Program. During the six months ended June 30, 2026, Edison International repurchased and retired 454,328 shares under the 2025 and 2026 Repurchase Programs. As of June 30, 2026, $55 million of common stock remained available for repurchase under the 2026 Repurchase Program.
Preferred Stock
In the first quarter of 2026, Edison International redeemed all remaining shares of its Series A Preferred Stock and repurchased 4,434 shares of its Series B Preferred Stock for $414 million and $4 million, respectively. Edison International recorded a $5 million loss on the repurchase and redemption of the preferred stocks, which was reflected in "Preferred stock dividend requirements of Edison International" in the condensed consolidated statements of income.
Preference Stock of SCE
In March 2026, SCE redeemed all remaining shares of its Series K for $119 million. SCE recorded a $3 million loss on the redemption of the preference stock, and the loss was reflected in "Preference stock dividend requirements" in the condensed consolidated statements of income.

Note 14. Other Income, Net
Other income net of expenses is as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2026	2025	2026	2025
SCE other income (expense):
Equity allowance for funds used during construction	$57	$47	$113	$93
Increase in cash surrender value of life insurance policies and life insurance benefits	9	19	19	29
Interest income	40	38	81	81
Net periodic benefit income – non-service components	26	21	51	42
Civic, political and related activities and donations	(12)	(6)	(20)	(11)
Other	(3)	(2)	(6)	(6)
Total SCE other income, net	117	117	238	228
Other income (expense) of Edison International Parent and Other:
Net loss on equity securities	—	(5)	—	(10)
Interest income and other	3	1	3	2
Loss on disposition of Trio	(23)	—	(23)	—
Total Edison International other income, net	$97	$113	$218	$220
Note 15. Supplemental Cash Flows Information
Supplemental cash flows information is:

	Edison International		SCE
	Six months ended June 30,
(in millions)	2026	2025	2026	2025
Cash payments:
Interest, net of amounts capitalized	$918	$793	$740	$643
Non-cash financing and investing activities:
Dividends declared but not paid:
Common stock	337	318	430	930
SCE's accrued capital expenditures at June 30, 2026 and 2025 were $680 million and $565 million, respectively. Accrued capital expenditures are included in investing activities in the condensed consolidated statements of cash flows in the period paid.
Note 16. Related-Party Transactions
SCE purchased wildfire liability insurance from EIS prior to its customer-funded wildfire self-insurance, which was implemented in July 2023. In addition, one of the EIS wildfire liability insurance policies was amended in February 2025 to reimburse SCE for $50 million in claim costs and related legal expenses for a wildfire occurring during the July 1, 2022 through June 30, 2023 policy period. For further information, see Note 12. The expected insurance recoveries from previously purchased wildfire-related insurance from EIS included in SCE's condensed consolidated balance sheets were $118 million and $226 million at June 30, 2026 and December 31, 2025, respectively.

CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The management of Edison International and SCE, under the supervision and with the participation of Edison International's and SCE's respective Chief Executive Officers and Chief Financial Officers, have evaluated the effectiveness of Edison International's and SCE's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended), respectively, as of the end of the second quarter of 2026. Based on that evaluation, Edison International's and SCE's respective Chief Executive Officers and Chief Financial Officers have each concluded that, as of the end of the period, Edison International's and SCE's disclosure controls and procedures, respectively, were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in Edison International's or SCE's internal control over financial reporting, respectively, during the second quarter of 2026 that have materially affected, or are reasonably likely to materially affect, Edison International's or SCE's internal control over financial reporting.
Jointly Owned Utility Plant
Edison International's and SCE's respective scope of evaluation of internal control over financial reporting includes their Jointly Owned Utility Projects as discussed in "Notes to Consolidated Financial Statements—Note 2. Property, Plant and Equipment" in the 2025 Form 10-K.
LEGAL PROCEEDINGS
2017/2018 Wildfire/Mudslide Events
The lawsuits related to the 2017/2018 Wildfire/Mudslide Events naming SCE as a defendant have been filed by three categories of plaintiffs: individual plaintiffs, subrogation plaintiffs and public entity plaintiffs. A number of the lawsuits also name Edison International as a defendant and some of the lawsuits were filed as purported class actions. As of July 23, 2026, in addition to the outstanding claims of approximately 50 of the approximately 15,000 initial individual plaintiffs, there were alleged and potential claims of certain public entity plaintiffs, including CAL OES, outstanding. SCE has settled all fire suppression and subrogation plaintiffs' claims related to the 2017/2018 Wildfire/Mudslide Events, except for one indemnification claim. The litigation could take a number of years to be completely resolved because of the complexity of the matters and number of plaintiffs. The statutes of limitations for individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events have expired.
As of July 23, 2026, SCE was aware of 9 pending unsettled lawsuits representing 21 individual plaintiffs related to the Thomas and Koenigstein Fires and the Montecito Mudslides naming SCE as a defendant. 4 of the 9 lawsuits also name Edison International as a defendant based on its ownership and alleged control of SCE. One of the lawsuits was filed as a purported class action. The court has denied class certification in the one lawsuit that was filed as a purported class action and plaintiffs have appealed the denial. The lawsuits, which have been filed in the superior courts of Ventura, Santa Barbara and Los Angeles Counties allege, among other things, negligence, inverse condemnation, trespass, private nuisance, and violations of the public utilities and health and safety codes. SCE and certain of the individual plaintiffs in the Thomas and Koenigstein Fire litigation have been pursuing settlements of claims under a mediation program adopted to promote an efficient and orderly settlement process. As of July 23, 2026, five opt-in plaintiff households’ damages-only trials are scheduled in 2027.
As of July 23, 2026, SCE was aware of 17 currently pending unsettled lawsuits representing 28 individual plaintiffs related to the Woolsey Fire naming SCE as a defendant. 14 of the 17 lawsuits also name Edison International as a defendant based on its ownership and alleged control of SCE. The lawsuits, which have been filed in the superior courts of Ventura and Los Angeles Counties allege, among other things, negligence, inverse condemnation, personal injury, wrongful death, trespass, private nuisance, and violations of the public utilities and health and safety codes. SCE and certain of the individual plaintiffs in the Woolsey Fire litigation have been pursuing settlements of claims under a mediation program adopted to promote an efficient and orderly settlement process. As of July 23, 2026, a damages and liability trial with Cal OES is currently set for October 2026. One opt-in household is set for trial November 16, 2026.
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
Multiple lawsuits related to the Eaton Fire have been initiated against SCE. A number of the lawsuits also name Edison International as a defendant and some of the lawsuits were filed as purported class actions. As of July 23, 2026, SCE was aware of approximately 2,000 currently pending unsettled lawsuits related to the Eaton Fire: representing lawsuits by approximately 32,000 individual plaintiffs, lawsuits by subrogation plaintiffs and lawsuits by public entity plaintiffs, including the United States of America, the County of Los Angeles, the City of Pasadena and the City of Sierra Madre, related to the Eaton Fire. A bellwether jury trial in the Eaton Fire litigation has been set for January 2027. In January 2026, SCE filed a cross-complaint against certain public and private entities whose actions or inaction may have caused, contributed to or exacerbated the losses that resulted from the fire. Several of the cross-complaint defendants have filed motions challenging SCE’s cross-complaint.
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
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by Edison International and Affiliated Purchasers
The following table contains information about all purchases of Edison International's common stock made by or on behalf of Edison International in the second quarter of 2026. For further information about Edison International's common stock repurchase programs, see "Notes to Condensed Consolidated Financial Statements—Note 13. Equity."

	Series	(a) Total Number of Shares (or Units Purchased)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs[1]	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs[1]
April 1, 2026 to April 30, 2026	Common Stock	10,376	$71.43	10,376	$58,783,011
May 1, 2026 to May 31, 2026	Common Stock	15,339	$70.12	15,339	$57,707,534
June 1, 2026 to June 30, 2026	Common Stock	30,982	$72.88	30,982	$55,449,906
Total	Common Stock	56,697	$71.87	56,697	$55,449,906
1Purchases were made pursuant to Edison International's 2026 Share Repurchase Program disclosed in the 2025 Form 10-K.
OTHER INFORMATION
Trading Plans
During the quarter ended June 30, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

EXHIBITS

Exhibit Number	Description

3.1	Bylaws of Edison International, as amended effective, April 23, 2026 (File No. 1-9936 filed as Exhibit No. 3.1 to Edison International's Form 8-K dated April 20, 2026 and filed April 23, 2026)*

31.1	Certifications of the principal executive officer and principal financial officer of Edison International pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certifications of the principal executive officer and principal financial officer of Southern California Edison Company pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certifications of the principal executive officer and principal financial officer of Edison International required by Section 906 of the Sarbanes-Oxley Act

32.2	Certifications of the principal executive officer and principal financial officer of Southern California Edison Company required by Section 906 of the Sarbanes-Oxley Act

101.1
Financial statements from the quarterly report on Form 10-Q of Edison International for the quarter ended June 30, 2026, filed on July 30, 2026, formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements

101.2
Financial statements from the quarterly report on Form 10-Q of Southern California Edison Company for the quarter ended June 30, 2026, filed on July 30, 2026, formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements

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

	EDISON INTERNATIONAL		SOUTHERN CALIFORNIA EDISON COMPANY

By:	/s/ Kara G. Ryan	By:	/s/ Kara G. Ryan
	Kara G. Ryan Vice President, Chief Accounting Officer and Controller (Duly Authorized Officer)		Kara G. Ryan Vice President, Chief Accounting Officer and Controller (Duly Authorized Officer)

Date:	July 30, 2026	Date:	July 30, 2026