Form 10-Q
period 2026-09-30
EDISON INTERNATIONAL; SOUTHERN CALIFORNIA EDISON Co
filed 2026-10-29
CIK 827052, 92103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

Edison International	☐	Southern California Edison Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Edison International	Yes	☐	No	☑	Southern California Edison Company	Yes	☐	No	☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock outstanding as of October 22, 2026:
Edison International	384,787,221 Shares
Southern California Edison Company	434,888,104 Shares

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
•risk that the California Wildfire Legislation, together with any future legislation, does not effectively mitigate the significant exposure faced by California investor-owned utilities related to liability for damages arising from catastrophic wildfires where utility facilities are alleged to be a substantial or contributing cause, including the longevity of the Wildfire Fund and the CPUC's interpretation of and actions under the California Wildfire Legislation, including its interpretation of the clarified prudency standard;
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
•extreme weather-related incidents (including events caused, or exacerbated, by climate change), such as wildfires, debris flows, flooding, accelerated coastal erosion, droughts, high wind events and extreme heat events and other natural disasters (such as earthquakes), which could cause, among other things, worker and public safety issues, property damage, outages and other operational issues (such as issues due to damaged infrastructure), PSPS activations and unanticipated costs;
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
The MD&A for the three and nine months ended September 30, 2026, discusses material changes in the condensed consolidated financial condition, results of operations and other developments of Edison International and SCE since

December 31, 2025, and as compared to the three and nine months ended September 30, 2025. This discussion presumes that the reader has read or has access to the 2025 MD&A.
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
In the second quarter of 2026, Edison International completed the disposition of Trio, a former indirect wholly-owned subsidiary. Trio's business activities have not been material to Edison International. See "Notes to Condensed Consolidated Financial Statements—Note 1.  Summary of Significant Accounting Policies" for further information. As a result of the disposition, Trio-related income and expenses, including post-closing adjustments, are classified as non-core items.

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2026	2025	Change	2026	2025	Change
Net income (loss) available to Edison International
SCE	$809	$925	$(116)	$2,071	$2,935	$(864)
Edison International Parent and Other	(85)	(93)	8	(282)	(324)	42
Edison International	724	832	(108)	1,789	2,611	(822)
Less: Non-core items
SCE
Wildfire-related (claims and expenses), net of recoveries	18	(5)	23	27	1,338	(1,311)
Wildfire Fund expense	(36)	(36)	—	(107)	(108)	1
Net charges related to disallowed historical capital expenditures in SCE's 2025 GRC decision	—	(76)	76	—	(76)	76
Income tax benefit (expense)[1]	5	48	(43)	22	(307)	329
SCE non-core items	(13)	(69)	56	(58)	847	(905)
Edison International Parent and Other
Trio disposition and related losses[2]	(1)	—	(1)	(37)	—	(37)
Changes to wildfire claims and expenses insured by EIS	—	—	—	1	(50)	51
Income tax benefit[1]	—	—	—	3	11	(8)
Edison International Parent and Other non-core items	(1)	—	(1)	(33)	(39)	6
Total non-core items	(14)	(69)	55	(91)	808	(899)
Core earnings (loss)
SCE	822	994	(172)	2,129	2,088	41
Edison International Parent and Other	(84)	(93)	9	(249)	(285)	36
Edison International	$738	$901	$(163)	$1,880	$1,803	$77
1SCE and Edison International Parent and Other non-core items are tax-effected at an estimated statutory rate of approximately 28%; wildfire claims and expenses insured by EIS are tax-effected at the federal statutory rate of 21%. No net tax benefit was recognized for the Trio disposition loss as the related tax benefits are not expected to be realized.
2Trio's after-tax operating losses of $4 million from the first quarter of 2026 were recast to non-core and included in the nine months ended September 30, 2026 amount. Trio's after-tax operating losses of $1 million and $8 million for the three and nine months ended September 30, 2025, respectively, were included in core earnings as originally reported.
Edison International's third quarter 2026 earnings decreased $108 million from the third quarter of 2025, resulting from a decrease in SCE's earnings of $116 million, partially offset by a decrease in Edison International Parent and Other's loss of $8 million. SCE's lower net income reflected $172 million of lower core earnings and a $56 million lower non-core loss. Edison International Parent and Other's loss decreased by $8 million due to $9 million of lower core loss compared to 2025, partially offset by a $1 million non-core loss in 2026.
Edison International's earnings for the nine months ended September 30, 2026 decreased by $822 million compared to the same period in 2025, resulting from a decrease in SCE's earnings of $864 million, partially offset by a decrease in Edison International Parent and Other's loss of $42 million. SCE's lower net income reflected a $58 million non-core loss in 2026 compared to an $847 million non-core benefit in 2025, partially offset by $41 million of higher core earnings. Edison International Parent and Other's loss decreased by $42 million due to $36 million of lower core loss and $6 million of lower non-core loss.
The decrease in SCE's core earnings for the three months ended September 30, 2026, compared to the same period in 2025, primarily reflected earnings recognized in the third quarter of 2025 upon implementation of the 2025 GRC final decision, which was retroactive to January 1, 2025, partially offset by higher revenue resulting from the escalation mechanism authorized in the 2025 GRC final decision. The increase in SCE's core earnings for the nine months ended September 30, 2026, compared to the same period in 2025, was primarily due to higher revenue resulting from the escalation mechanism authorized in the 2025 GRC final decision, partially offset by the absence of a benefit to interest expense related to cost recoveries authorized under the TKM Settlement Agreement in 2025.

The decrease in Edison International Parent and Other's core loss for the three and nine months ended September 30, 2026, was primarily due to lower preferred stock dividends, partially offset by higher interest expense.
Consolidated non-core items for the nine months ended September 30, 2026 and 2025 for Edison International included:
•Wildfire-related recoveries, net of claims and expenses:
•Net earnings of $27 million ($19 million after-tax) recorded in 2026 primarily due to expected recoveries and reimbursements for costs incurred in prior years, partially offset by claims and legal expenses associated with Other Wildfire Events.
•Net earnings of $1,338 million ($964 million after-tax) in 2025 primarily related to the TKM Settlement Agreement and insurance reimbursements related to Other Wildfire Events.
See "Notes to Condensed Consolidated Financial Statements—Note 12. Commitments and Contingencies" for further information.
•Charges of $107 million ($77 million after-tax) and $108 million ($78 million after-tax) recorded in 2026 and 2025, respectively, from amortization of SCE's contributions to the Wildfire Fund. See "Notes to Condensed Consolidated Financial Statements—Note 1.  Summary of Significant Accounting Policies" for further information.
•Net charges of $76 million ($39 million after-tax) recorded in 2025, primarily related to an $88 million impairment of utility property, plant and equipment associated with historical capital expenditures disallowed in SCE's 2025 GRC final decision, mainly related to the rooftop solar photovoltaic program. This was partially offset by the recognition of a $12 million clean energy subsidy previously received for this program.
•Losses of $37 million ($34 million after-tax) in 2026 related to the disposition of Trio, including Trio's operating losses, the loss on disposition, and related transaction and employee costs. See "Notes to Condensed Consolidated Financial Statements—Note 1.  Summary of Significant Accounting Policies" for further information.
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
Capital Program
Total capital expenditures (including accruals) were $5.0 billion and $4.7 billion for the nine months ended September 30, 2026 and 2025, respectively. As discussed in the 2025 Form 10-K, SCE forecasts total capital expenditures ranging from $37.5 billion to $40.6 billion for 2026 – 2030, and weighted average annual rate base from $50.8 billion to $67.9 billion for 2026 – 2030. These capital program and rate base projections incorporate the planned CPUC-jurisdictional spending as informed by the 2025 GRC final decision and expected FERC capital expenditures, see "Liquidity and Capital Resources—SCE—Capital Investment Plan" below and "Management Overview—Capital Program" in the 2025 MD&A.
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
SCE continues to implement its WMP to reduce the risk of SCE equipment contributing to the ignition of wildfires. In addition to the investments and operational activities under its WMP, SCE uses its PSPS program to proactively de-energize power lines as a last resort to mitigate the risk of significant wildfires during extreme weather events. California has also increased its investment in wildfire prevention and fire suppression capabilities. Yet, the potential for catastrophic wildfire activity in SCE's service area still exists. In February 2026, the OEIS issued a final decision approving SCE’s 2026

– 2028 WMP. In March 2026, the OEIS issued SCE's safety certification which is valid until the later of March 2, 2027, and when OEIS acts on SCE's timely submittal of a request for its next safety certification.
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
Against this backdrop, the report presented a framework of policy options organized around three non‑exclusive pathways: committing to community‑level wildfire mitigation, including measures to reduce the severity and scale of catastrophic events through coordinated community‑based risk reduction, home‑ and neighborhood‑level hardening, and risk-informed targeting of mitigation investments; equitably allocating catastrophe burdens among stakeholders, including through insurance and liability‑related mechanisms such as insurance market reforms, quicker compensation and claims‑handling structures, and potential changes to utility wildfire liability frameworks; and defining potential state roles in catastrophe resilience, including options such as expanded or restructured catastrophe financing mechanisms, state‑level risk pooling or backstops, and other approaches intended to address extreme loss events.
The report discusses options with varying implementation timeframes and fiscal impacts and does not recommend or endorse any specific policy approach. The 2025-2026 California legislative session concluded without enacting legislation that addressed any of the policy options identified in the April 2026 CEA report. Edison International and SCE continue to engage with a broad group of stakeholders in the legislative process to improve understanding of the consequences of inaction and help move the process forward with a sense of urgency. However, neither Edison International nor SCE can predict whether or when there will be a comprehensive economy-wide solution mitigating the significant risk faced by California investor-owned utilities related to wildfires.
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
Multiple lawsuits related to the Eaton Fire have been initiated against SCE and Edison International by individual plaintiffs, subrogation plaintiffs, and public entity plaintiffs. Bellwether jury trials in the Eaton Fire litigation have been set for January, May, and September 2027. SCE has filed a motion requesting continuation of the January 2027 trial to June 2027. In January 2026, SCE filed a cross-complaint against certain public and private entities whose actions or inaction may have caused, contributed to or exacerbated the losses that resulted from the fire.
The Los Angeles County Fire Department (the “LACoFD”) led the investigation into the origin and cause of the Eaton Fire, with the assistance of CAL FIRE, and has identified a preliminary area of origin of the fire. In August 2026, the LACoFD and CAL FIRE released initial and supplemental Eaton Fire investigation reports (the “Eaton Reports”) that concluded that the ignition was caused when an electrical arcing event took place on a de-energized idle SCE transmission facility in the preliminary area of origin causing ejected hot metal particles to fall and ignite dry vegetation below the facility.
SCE’s internal review into the facts and circumstances of the Eaton Fire is complex and ongoing. SCE's review includes ongoing inspections of its facilities and records and of third-party information and testing. While SCE has not conclusively determined that its equipment caused the ignition of the Eaton Fire, a viable explanation is that a de-energized idle SCE transmission facility in the preliminary area of origin was associated with the ignition of the fire, and SCE is not aware of evidence pointing to another possible source of ignition. Absent additional evidence, SCE believes that it is likely that its equipment was associated with the ignition of the Eaton Fire. SCE has been pursuing settlement of claims through its Wildfire Recovery Compensation Program, a program launched in October 2025 with an announced application deadline of November 2026, and designed to enable eligible individuals and businesses impacted by the Eaton Fire to seek expedited resolution of their claims.
The SED is also conducting an investigation with respect to the Eaton Fire. In addition, Edison International and SCE are also aware of an ongoing investigation by the Los Angeles District Attorney's Office of the Eaton Fire for the purpose of determining whether any criminal violations might have occurred. SCE could be subject to material fines, penalties, or restitution if it is determined that it failed to comply with applicable laws and regulations. SCE believes that there is no basis for a finding of felony liability with regard to the Eaton Fire. Any fines and penalties incurred in connection with the Eaton Fire will not be recoverable from insurance, from the Wildfire Fund, or through electric rates.
SCE has entered into settlements with insurance claimants and with individual and business claimants under its Wildfire Recovery Compensation Program related to the Eaton Fire. As of September 30, 2026, SCE had recorded $1.8 billion in losses related to these settlements. SCE had also recorded expected recoveries from customer-funded self-insurance of $917 million, from the Wildfire Fund of $859 million, and through FERC electric rates of $70 million related to the settlements. In total, through September 30, 2026, the net after-tax charge to earnings recorded related to the settlements was $9 million, the after-tax impact of the required $12.5 million shareholder contribution related to SCE's customer-funded self-insurance coverage.
In light of pending litigation, it is probable that Edison International and SCE will incur additional material losses in connection with the Eaton Fire. Given, among other things, the complexities associated with estimating damages, uncertainties regarding the ultimate number and varying types of claims and the interrelationship among the claims, uncertainties related to the sufficiency of insurance held by plaintiffs and potential plaintiffs, and uncertainties related to litigation processes and the Wildfire Recovery Compensation Program, Edison International and SCE are currently unable to reasonably estimate a range of losses that may be incurred in connection with the Eaton Fire.
SCE exhausted the $1.0 billion of self-insurance recoveries available for losses related to the Eaton Fire as a result of costs incurred and settlements entered into as of February 11, 2026. SCE will be reimbursed for losses incurred in excess of $1.0 billion for eligible claims for third-party damages related to the Eaton Fire from the Initial Account, subject to approval of the fund administrator and the Initial Account's claims-paying capacity. The fund administrator has reported that at least $21 billion in the fund's claims-paying capacity will be available for the Eaton Fire. For more information about recoveries under the Wildfire Fund, see "Notes to Condensed Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides—Recoveries."
SCE will file an application with the CPUC for review of its costs and expenses related to the Eaton Fire after it has resolved all or, if authorized by the CPUC, substantially all third-party damage claims and cross-claims related to the fire, or upon earlier request of the fund administrator. Because SCE held a valid safety certification at the time of the Eaton Fire, SCE will be presumed to have acted prudently unless a party in the proceeding creates "serious doubt" as to the reasonableness of its conduct, in which case SCE will have the burden of dispelling that doubt and proving its conduct was prudent. The prudency standard does not necessitate perfect conduct and California Wildfire Legislation requires that the CPUC allow recovery if it determines that SCE's conduct related to the ignition of the Eaton Fire was consistent with actions of a reasonable utility. SCE believes that the CPUC's determination regarding the reasonableness of its ignition-related conduct should be based on an evaluation of the reasonableness of its overall policies, systems, and practices. As of October 22, 2026, the CPUC has not yet issued a final decision applying the California Wildfire Legislation prudency framework to a wildfire cost-recovery proceeding.
SCE believes that it is a reasonable operator of its electric system. Based on the information it has reviewed, SCE believes that it will be able to make a good faith showing that its conduct with respect to its transmission facilities in the preliminary area of origin was consistent with the actions of a reasonable utility.
The CPUC will determine the prudency of SCE's ignition-related conduct in a formal proceeding. If the CPUC finds that SCE's conduct related to the ignition of the Eaton Fire was not prudent, it may nevertheless allow cost recovery in full or in part taking into account factors both within and beyond SCE's control that may have exacerbated the costs, including, for example, winds, humidity, temperature, emergency response, evacuation timing and availability of firefighting resources. Because SCE held a safety certification at the time of the ignition, it will be required to reimburse the Initial Account only for amounts disallowed by the CPUC up to the applicable Liability Cap of approximately $4.3 billion, unless the fund administrator finds that SCE's actions or inactions relative to the ignition of the Eaton Fire constitute conscious or willful disregard of the rights and safety of others, in which case SCE will be required to reimburse the Initial Account for all withdrawn amounts that the CPUC disallowed. SCE believes that there is no basis for a finding of conscious or willful disregard of the rights and safety of others with regard to the Eaton Fire.
SCE will be able to seek recovery of prudently incurred uninsured wildfire costs not covered by the Initial Account, assessed under the prudency standard clarified under the California Wildfire Legislation, through electric rates.
For further information on Southern California Wildfires, see "MD&A—Management Overview—Southern California Wildfires and Mudslides," "Risk Factors," "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—Wildfire Fund," "Business—Southern California Wildfires" and "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides" in the 2025 Form 10-K; and "Notes to Condensed Consolidated Financial Statements—Note 1.  Summary of Significant

Accounting Policies—Wildfire Fund" and "Notes to Condensed Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides" in this report.

RESULTS OF OPERATIONS
SCE
The following discusses SCE's condensed consolidated statements of income for the three and nine months ended September 30, 2026 and 2025. In general, expenses SCE is authorized to pass through directly to customers (such as purchased power and fuel expenses, flow-through taxes, as well as costs incurred for various programs and activities, such as public purpose programs and vegetation management activities) and the corresponding amount of revenues collected to recover those pass-through costs do not impact net income.
The following tables summarize SCE's results of operations for the periods indicated.
Three months ended September 30, 2026 versus September 30, 2025

	Three months ended September 30,		Favorable (Unfavorable)
(in millions)	2026	2025	2026 to 2025
Operating revenue	$4,887	$5,740	$(853)
Purchased power and fuel	1,687	1,701	14
Operation and maintenance	1,126	1,153	27
Wildfire-related claims, net of recoveries	8	295	287
Wildfire Fund expense	36	36	—
Depreciation and amortization	853	861	8
Property and other taxes	179	160	(19)
Asset impairment and other	1	88	87
Total operating expenses	3,890	4,294	404
Operating income	997	1,446	(449)
Interest expense	(446)	(403)	(43)
Other income, net	113	119	(6)
Income before income taxes	664	1,162	(498)
Income tax (benefit) expense	(170)	203	373
Net income	834	959	(125)
Less: Preference stock dividend requirements	25	34	9
Net income available to common stock	$809	$925	$(116)
Operating Revenue
A decrease in operating revenue of $853 million was primarily due to:
•A decrease in revenue of $506 million related to net lower expenses that are passed through to customers, which mainly included decreases in:
•Wildfire-related claims, net of recoveries, of $266 million;
•Income tax expense of $248 million;
•Operation and maintenance expense of $56 million;
•Purchased power and fuel expense of $14 million;
partially offset by increases in:
•Interest expense of $45 million;
•Depreciation and amortization expense of $34 million;
•A decrease in revenue of $330 million associated with the 2025 GRC final decision, primarily reflecting higher revenue recognized in the third quarter of 2025 upon implementation of the decision, which was retroactive to

January 1, 2025, partially offset by an increase in revenue from the 2026 escalation mechanism set forth in the decision.
Purchased Power and Fuel
A decrease in purchased power and fuel costs of $14 million was primarily due to higher CAISO settlement credits and higher congestion revenue rights credits, partially offset by higher capacity costs (offset in "Operating Revenue" above).
Operation and Maintenance
A decrease in operation and maintenance expense of $27 million was primarily due to a net decrease of $56 million in pass-through costs (offset in "Operating Revenue" above), which is mainly related to the recognition of previously deferred wildfire mitigation and vegetation management costs authorized for recovery in 2025.
Wildfire-related Claims, Net of Recoveries
A decrease of $287 million in wildfire-related claims, net of recoveries, was primarily due to:
•$266 million primarily related to wildfire claim costs recorded in 2025 for the Eaton Subrogation Settlement. These costs were covered by customer-funded wildfire self-insurance and expected FERC recovery (both offset in "Operating Revenue" above);
•Benefits of $21 million mainly due to expected recoveries and reimbursement for costs incurred in prior years related to Other Wildfire Events.
For further information, see "Notes to Condensed Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides."
Depreciation and Amortization
A decrease in depreciation and amortization expense of $8 million reflected $42 million of higher depreciation expense in 2025, primarily related to the implementation of the 2025 GRC final decision, which was retroactive to January 1, 2025, partially offset by $34 million of higher pass-through costs mainly due to higher FERC-related costs (offset in "Operating Revenue" above).
Property and Other Taxes
An increase in property and other taxes of $19 million was primarily due to higher assessed property values from higher plant balances.
Asset Impairment and Other
A decrease in asset impairment and other of $87 million was primarily due to a charge of $88 million recorded in 2025 related to impairment of utility property, plant and equipment associated with historical capital expenditures disallowed in SCE's 2025 GRC final decision.
Interest Expense
An increase in interest expense of $43 million was primarily due to $45 million of higher pass-through costs mainly associated with securitization of costs approved for recovery under the TKM and Woolsey Settlement Agreements (offset in "Operating Revenue" above).
Income Taxes
A decrease in income tax expense of $373 million was primarily due to $145 million of lower tax expense resulting from lower pre-tax income and $228 million of higher flow-through tax benefits that were passed through to customers (offset by the corresponding pre-tax amount in "Operating Revenue" above). The flow-through tax benefits include $236 million recorded in 2026 upon regulatory approval to return the net proceeds, with interest, to customers from the 2025 monetization of investment tax credits generated by utility-owned energy storage projects and nuclear production tax credits. See "Notes to Condensed Consolidated Financial Statements—Note 8.  Income Taxes" for a reconciliation of the federal statutory rate to the effective income tax rate.

Nine months ended September 30, 2026 versus September 30, 2025

	Nine months ended September 30,		Favorable (Unfavorable)
(in millions)	2026	2025	2026 to 2025
Operating revenue	$13,331	$14,074	$(743)
Purchased power and fuel	3,794	3,905	111
Operation and maintenance	3,165	3,668	503
Wildfire-related claims, net of (recoveries)	22	(1,060)	(1,082)
Wildfire Fund expense	107	108	1
Depreciation and amortization	2,519	2,427	(92)
Property and other taxes	526	492	(34)
Asset impairment and other	(1)	96	97
Total operating expenses	10,132	9,636	(496)
Operating income	3,199	4,438	(1,239)
Interest expense	(1,291)	(1,044)	(247)
Other income, net	351	347	4
Income before income taxes	2,259	3,741	(1,482)
Income tax expense	108	705	597
Net income	2,151	3,036	(885)
Less: Preference stock dividend requirements	80	101	21
Net income available to common stock	$2,071	$2,935	$(864)
Operating Revenue
A decrease in operating revenue of $743 million was primarily due to:
•A decrease in revenue of $922 million related to net lower expenses that are passed through to customers, which mainly included decreases in:
•Operation and maintenance expense of $463 million;
•Wildfire-related claims, net of recoveries, of $240 million;
•Income tax expense of $235 million;
•Purchased power and fuel expense of $111 million;
and increases in:
•Other income of $14 million;
partially offset by increases in:
•Interest expense of $87 million;
•Depreciation and amortization expense of $45 million;
•Property and other taxes of $9 million;
•A decrease in revenue of $76 million primarily due to the recognition of return on wildfire-related balancing account rate base resulting from regulatory decisions received in the second quarter of 2025;
partially offset by:
•An increase in revenue of $255 million primarily driven by the 2026 escalation mechanism set forth in the 2025 GRC decision.

Purchased Power and Fuel
A decrease in purchased power and fuel costs of $111 million was primarily due to lower energy prices, higher CAISO settlement credits and higher congestion revenue rights credits, partially offset by higher capacity costs (offset in "Operating Revenue" above).
Operation and Maintenance
A decrease in operation and maintenance expense of $503 million was primarily due to:
•A net decrease of $463 million pass-through costs (offset in "Operating Revenue" above), which is mainly related to the recognition of previously deferred wildfire mitigation and vegetation management costs authorized for recovery in 2025;
•A charge of $62 million recorded in 2025 primarily associated with disallowed historical expenses related to 2021 GRC wildfire mitigation memorandum account balances.
Wildfire-related Claims, Net of Recoveries
A decrease in recoveries of wildfire-related claims of $1,082 million was primarily due to:
•$1,341 million claim costs recovery authorized and recorded in 2025 under the TKM Settlement Agreement;
•$14 million insurance reimbursements recorded in 2025 related to Other Wildfire Events;
partially offset by:
•$240 million primarily related to wildfire claim costs recorded in 2025 for the Eaton Subrogation Settlement. These costs were covered by customer-funded wildfire self-insurance and expected FERC recovery (both offset in "Operating Revenue" above);
•Benefits of $33 million mainly due to expected recoveries and reimbursements for costs incurred in prior years related to Other Wildfire Events.
For further information, see "Notes to Condensed Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides."
Depreciation and Amortization
An increase in depreciation and amortization expense of $92 million was primarily due to higher plant balances, $45 million of which were pass-through costs (offset in "Operating Revenue" above).
Property and Other Taxes
An increase in property and other taxes of $34 million was primarily related to higher assessed property values and $9 million of higher pass-through costs (offset in "Operating Revenue" above).
Asset Impairment and Other
A decrease in asset impairment and other of $97 million was primarily due to a charge of $88 million recorded in 2025 related to impairment of utility property, plant and equipment associated with historical capital expenditures disallowed in SCE's 2025 GRC final decision.
Interest Expense
An increase in interest expense of $247 million was primarily due to:
•$171 million cost recovery authorized and recorded in 2025 under the TKM Settlement Agreement;
•$87 million pass-through costs mainly associated with securitization of costs approved for recovery under the TKM and Woolsey Settlement Agreements (offset in "Operating Revenue" above).
Other Income, Net
An increase in other income of $4 million was primarily due to an increase in equity allowance for funds used during construction and $14 million of higher pass-through benefits, mainly reflecting an increase in PBOP non-service benefits

(offset in "Operating Revenue" above), partially offset by lower interest income driven by balancing account undercollection balances and lower insurance benefits.
Income Taxes
A decrease in income tax expense of $597 million was primarily due to $417 million of lower tax expense resulting from lower pre-tax income and $180 million of higher flow-through tax benefits that were passed through to customers (offset by the corresponding pre-tax amount in "Operating Revenue" above). The flow-through tax benefits include $236 million recorded in 2026 upon regulatory approval to return the net proceeds, with interest, to customers from the 2025 monetization of investment tax credits generated by utility-owned energy storage projects and nuclear production tax credits. See "Notes to Condensed Consolidated Financial Statements—Note 8.  Income Taxes" for a reconciliation of the federal statutory rate to the effective income tax rate.
Preference Stock Dividend Requirements
A decrease in preference stock dividend requirements of $21 million was due to a lower amount of outstanding preference stock following redemptions in 2025.
Edison International Parent and Other
Results of operations for Edison International Parent and Other include amounts from other subsidiaries that are not reportable segments, as well as intercompany eliminations.
Loss from Operations
The following table summarizes the results of Edison International Parent and Other:

	Three months ended September 30,		Favorable (Unfavorable)	Nine months ended September 30,		Favorable (Unfavorable)
(in millions)	2026	2025	2026 to 2025	2026	2025	2026 to 2025
Edison International Parent and Other net loss	$(83)	$(71)	$(12)	$(269)	$(258)	$(11)
Less: Preferred stock dividend requirements	2	22	20	13	66	53
Edison International Parent and Other net loss available to common shareholders	$(85)	$(93)	$8	$(282)	$(324)	$42
The net loss available to common shareholders from operations of Edison International Parent and Other decreased $8 million for the three months ended September 30, 2026, compared to the same period in 2025, primarily due to lower preferred stock dividends, partially offset by higher interest expense.
The net loss available to common shareholders from operations of Edison International Parent and Other decreased $42 million for the nine months ended September 30, 2026, compared to the same period in 2025, primarily due to lower preferred stock dividends and lower expenses from wildfire claims insured by an EIS insurance contract (see "Notes to Condensed Consolidated Financial Statements—Note 12. Commitments and Contingencies and Note 16. Related-Party Transactions" for further information), partially offset by the Trio disposition and related losses and higher interest expense.

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
In the next 12 months, SCE expects to fund its cash requirements through operating cash flows, capital market and bank financings, and equity contributions from Edison International Parent, as needed. In addition, SCE expects to fund costs related to the Eaton Fire with proceeds from the Initial Account of the Wildfire Fund. SCE also has availability under its credit facility and agreements with lenders to issue bilateral unsecured standby letters of credit to fund cash requirements.
In July 2026, SCE Recovery Funding LLC issued approximately $2.0 billion of securitized recovery bonds to finance cost recoveries authorized under the Woolsey Settlement Agreement. SCE used the proceeds to repay a first quarter $1.5 billion term loan that was due in March 2027 and to retire existing long-term debt that had financed wildfire costs. For further details, see "Management Overview—Southern California Wildfires and Mudslides" in the 2025 Form 10-K, "Notes to Condensed Consolidated Financial Statements—Note 3.  Variable Interest Entities and Note 5.  Debt and Credit Agreements."
During the nine months ended September 30, 2026, SCE issued a total of $1.7 billion of first and refunding mortgage bonds. For further details, see "Notes to Condensed Consolidated Financial Statements—Note 5.  Debt and Credit Agreements."
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
Credit Ratings
The following table summarizes SCE's current long-term issuer credit ratings and outlook from the major credit rating agencies as of October 22, 2026:

	Moody's	Fitch	S&P
Credit Rating	Baa1	BBB	BBB-
Outlook	Stable	Negative	Negative
SCE's credit ratings may be affected by various factors, including those that expose SCE to wildfire-related risks, such as a persistent increase in the frequency and severity of wildfires in California or failure by regulators or legislators to successfully implement and maintain a timely, consistent, and credit-supportive framework that adequately mitigates the significant wildfire-related risk faced by California investor-owned utilities. In April 2026, the CEA submitted to the California Legislature and the Governor a report required under SB 254. The report observes that inaction to address escalating wildfire risk would expose utilities to risk of credit downgrades and heightened financial stress, limiting access to capital needed to maintain safe and reliable infrastructure and support electrification and California's clean energy transition. For further discussion about the report, see "Management Overview—Southern California Wildfires." As of September 30, 2026, no legislation addressing the policy options identified in the April 2026 CEA report had been enacted, and SCE cannot predict whether or when such legislation or other measures will be adopted. In addition, material utility liability exposure arising from the outcome of investigations into various wildfire events, associated settlements, litigation outcomes, fines, or penalties, or a determination that the Wildfire Fund is at risk of material depletion, may lead credit rating agencies to downgrade SCE's credit ratings.
Credit rating downgrades may increase the cost of debt and equity capital and may also impact the availability of short-term and long-term borrowings, including commercial paper, credit facilities, bond financings, or other borrowings, which could lead to higher customer rates over time. In addition, some of SCE's power procurement and energy contracts, environmental remediation obligations and workers' compensation self-insurance would require SCE to pay related liabilities or post additional collateral if SCE's credit ratings were to fall below applicable investment-grade thresholds. For further details, see "—Margin and Collateral Deposits" below.

Available Liquidity
At September 30, 2026, SCE had cash and cash equivalents of $119 million and restricted cash of $109 million collected from customer-funded wildfire self-insurance. The restricted cash collected from customer-funded wildfire self-insurance is available only for future wildfire events and is not available to fund claims associated with the Eaton Fire. SCE also has approximately $3.2 billion available to borrow on its $3.4 billion revolving credit facility. In June 2026, SCE extended its credit facility through May 2030 and may extend its credit facility for one additional year with the lenders' approval. The aggregate maximum principal amount under the SCE revolving credit facility may be increased up to $4.0 billion, provided that additional lender commitments are obtained. SCE also had standby letters of credit with a total capacity of $545 million, of which $376 million was available as of September 30, 2026. For further details, see "Notes to Condensed Consolidated Financial Statements—Note 5.  Debt and Credit Agreements." SCE may finance balancing account undercollections and working capital requirements to support operations and capital expenditures with commercial paper, its credit facilities, or other borrowings, subject to availability in the bank and capital markets and within levels authorized by the CPUC.
Debt Covenant
SCE's credit facilities and term loan require a debt to total capitalization ratio as defined in the applicable agreements of less than or equal to 0.65 to 1. At September 30, 2026, SCE's debt to total capitalization ratio was 0.55 to 1.
At September 30, 2026, SCE was in compliance with all financial covenants that affect access to capital.
Regulatory Proceedings
2024 Multi-year Wildfire Mitigation and Catastrophic Events Filing ("WMCE") Filing
In December 2025, SCE filed its 2024 WMCE Filing, seeking to recover incremental operating and maintenance expenses of $55 million and incremental capital expenditures of $78 million, recorded in the wildfire risk mitigation balancing account, as well as incremental storm-related costs associated with certain 2017 – 2021 events recorded in the catastrophic event memorandum account. The application also seeks recovery of $36 million in wildfire mitigation related capital expenditures incurred in 2022 that were previously denied without prejudice and permitted to be included in base rates as part of the post-test year ratemaking mechanism. In April 2026, the CPUC adopted a schedule with a proposed decision expected in 2027.
2021 GRC Wildfire Mitigation Memorandum Account Balance
In June 2025, the CPUC issued a final decision authorizing recovery of certain requested costs and disallowing recovery of $65 million in operations and maintenance expenses and $36 million of requested capital expenditures. SCE subsequently filed an application for rehearing regarding the disallowances. In May 2026, the CPUC granted a limited rehearing to reconsider certain amounts that were disallowed. In August 2026, the CPUC adopted a schedule with a proposed decision expected in 2027.
NextGen Enterprise Resource Planning ("ERP") Program
In March 2025, SCE filed an application with the CPUC seeking authorization to recover costs related to its NextGen ERP Program. In April and June 2026, the CPUC issued procedural rulings requesting additional information from SCE, which SCE timely provided. In September 2026, the CPUC approved extending the statutory deadline for a final decision to January 2027. SCE anticipates that a proposed decision will be issued by the CPUC in 2026.
Advanced Metering Infrastructure ("AMI") 2.0 Program
In March 2026, SCE filed an application with the CPUC requesting approval of the AMI 2.0 program, which is intended to replace SCE's existing metering infrastructure, including meters, network communications, software systems, and data analytics, as well as to enable new customer programs. The application seeks authorization for forecasted capital expenditures of $3.1 billion and operations and maintenance costs of $366 million to be incurred between 2026 and 2033, as well as authorization to establish an AMI 2.0 Memorandum Account and an AMI 2.0 Balancing Account to record the associated costs. In August 2026, the CPUC adopted a schedule with a proposed decision expected in 2027.
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
Capital Investment Plan
Alberhill System Project
In March 2026, the CPUC approved the Certificate of Public Convenience and Necessity for the project, authorizing the construction to proceed. Construction for the project is expected to start in the fourth quarter of 2026. For further details on the project, see "Liquidity and Capital Resources—Southern California Edison Company—Capital Investment Plan" in the 2025 Form 10-K.
Margin and Collateral Deposits
Certain derivative instruments, power and energy procurement contracts, and other contractual arrangements contain collateral requirements. Future collateral requirements may differ from the requirements at September 30, 2026, due to the addition of incremental power and energy procurement contracts with collateral requirements, if any, the impact of changes in wholesale power and natural gas prices on SCE's contractual obligations, and the impact of SCE's credit ratings falling below investment grade. See "—SCE" above for further information on SCE's credit ratings.
The table below provides the amount of collateral posted by SCE to its counterparties as well as the potential collateral that would have been required as of September 30, 2026, if SCE's credit rating had been downgraded to below investment grade as of that date. The table below also provides the potential collateral that could be required due to adverse changes in wholesale power and natural gas prices over the remaining lives of existing power and fuel contracts.
In addition to amounts shown in the table, power and fuel contract counterparties may also institute new collateral requirements, applicable to future transactions to allow SCE to continue trading in power and fuel contracts at the time of a downgrade or upon significant increases in market prices.

(in millions)
Collateral posted as of September 30, 2026[1]	$189
Incremental collateral requirements for purchased power and fuel contracts resulting from a potential downgrade of SCE's credit rating to below investment grade[2]	29
Incremental collateral requirements for purchased power and fuel contracts resulting from adverse market price movements[3]	43
Posted and potential collateral requirements	$261
1Net collateral provided to counterparties and other brokers consisted of $178 million in letters of credit and surety bonds and $11 million of cash collateral.
2Represents potential collateral requirements for accounts payable and mark-to-market valuation at September 30, 2026. Requirement varies throughout the period and is generally lower at the end of the month.
3Incremental collateral requirements were based on potential changes in SCE's forward positions as of September 30, 2026, due to adverse market price movements over the remaining lives of the existing power and fuel derivative contracts using a 95% confidence level.
Furthermore, SCE may be required to post collateral for workers' compensation in excess of standard formula amounts, currently up to $137 million, in the event of volatile credit rating conditions, during which the Office of Self-Insurance Plans, which oversees workers' compensation self-insurance within California, may exercise discretion to impose higher collateral requirements. As of September 30, 2026, SCE had $14 million of collateral posted under such discretionary authority. SCE may also be required to post up to $50 million in collateral in connection with its environmental remediation obligations, within 120 days of the end of the fiscal year in which a downgrade below investment grade occurs.

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
At September 30, 2026, Edison International Parent and Other had cash and cash equivalents of $52 million. Edison International Parent also has approximately $1.4 billion available to borrow on its $1.5 billion revolving credit facility. In June 2026, Edison International Parent extended its credit facility through May 2030 and may extend its credit facility for one additional year with the lenders' approval. The aggregate maximum principal amount under the Edison International Parent revolving credit facility may be increased up to $2.0 billion, provided that additional lender commitments are obtained. For further details, see "Notes to Condensed Consolidated Financial Statements—Note 5.  Debt and Credit Agreements."
During 2026, Edison International Parent issued $550 million of 4.80% senior notes due in 2031 and $500 million of 5.00% senior notes due in 2028. For further details, see "Notes to Condensed Consolidated Financial Statements—Note 5.  Debt and Credit Agreements."
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
Edison International Parent's credit facility and term loan require a consolidated debt to total capitalization ratio as defined in the applicable agreements of less than or equal to 0.70 to 1. At September 30, 2026, Edison International's consolidated debt to total capitalization ratio was 0.64 to 1.
At September 30, 2026, Edison International Parent was in compliance with all financial covenants that affect access to capital.
Credit Ratings
The following table summarizes Edison International Parent's current long-term issuer credit ratings and outlook from the major credit rating agencies as of October 22, 2026:

	Moody's	Fitch	S&P
Credit Rating	Baa2	BBB	BBB-
Outlook	Stable	Negative	Negative
Edison International Parent's credit ratings may be affected by various factors, including those that expose Edison International Parent to wildfire-related risks, such as a persistent increase in the frequency and severity of wildfires in California or failure by regulators or legislators to successfully implement and maintain a timely, consistent, and credit-supportive framework that adequately mitigates the significant wildfire-related risk faced by California investor-owned utilities. In April 2026, the CEA submitted to the California Legislature and the Governor a report required under SB 254. The report observes that inaction to address escalating wildfire risk would expose utilities to risk of credit downgrades and heightened financial stress, limiting access to capital needed to maintain safe and reliable infrastructure and support electrification and California's clean energy transition. For further discussion about the report, see "Management Overview—Southern California Wildfires." As of September 30, 2026, no legislation addressing the policy options identified in the April 2026 CEA report had been enacted, and Edison International Parent cannot predict whether or when such legislation or other measures will be adopted. In addition, material utility liability exposure arising from the outcome of investigations into various wildfire events or associated settlements, litigation outcomes, fines, or penalties, or a determination that the Wildfire Fund is at risk of material depletion, may lead credit rating agencies to downgrade Edison International Parent's credit ratings.
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
In addition, under the IRA, SCE expects to generate $158 million of investment tax credits in future periods related to utility-owned storage projects. The associated tax benefits will be recognized and returned to customers as the credits are utilized.
Historical Cash Flows
SCE

	Nine months ended September 30,		Change
(in millions)	2026	2025	2026 vs. 2025
Net cash provided by operating activities	$5,604	$4,455	$1,149
Net cash (used in) provided by financing activities	(676)	302	(978)
Net cash used in investing activities	(5,245)	(4,488)	(757)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(317)	$269	$(586)
Net Cash Provided by Operating Activities
The following table summarizes major categories of net cash provided by operating activities as provided in more detail in SCE's condensed consolidated statements of cash flows for the nine months ended September 30, 2026 and 2025.

	Nine months ended September 30,		Change
(in millions)	2026	2025	2026 vs. 2025
Net income	$2,151	$3,036
Non-cash items	2,325	3,246
Subtotal	4,476	6,282	(1,806)
Changes in working capital	(458)	(304)	(154)
Regulatory assets and liabilities	2,474	(1,373)	3,847
Wildfire-related claims, net of recoveries	(852)	(332)	(520)
Other noncurrent assets and liabilities[1]	(36)	182	(218)
Net cash provided by operating activities	$5,604	$4,455	$1,149
1Includes nuclear decommissioning trusts. See "Nuclear Decommissioning Activities" below for further information. The 2025 amount includes $236 million in cash proceeds primarily from the monetization of investment tax credits.
Net cash provided by operating activities increased by $1.1 billion during the nine months ended September 30, 2026 compared to the same period of 2025. The change was primarily due to the increase in 2026 escalation mechanism for rates set forth in the 2025 GRC final decision, the increase in recovery of last year's undercollections, and the increase in sales volume driven by warmer weather, partially offset by wildfire-related claim payments, net of recoveries. For further details related to wildfire-related claim payments and recoveries, see "Notes to Condensed Consolidated Financial Statements—Note 12. Commitments and Contingencies."
The net outflows in cash resulting from working capital was $458 million and $304 million during the nine months ended September 30, 2026 and 2025, respectively. Changes in working capital in both 2026 and 2025 were primarily due to the increases in customer receivables and unbilled revenue, partially offset by higher energy payables in both years, driven by higher energy usage during the summer months. The lower net cash outflow in 2025 compared to 2026 was mainly due to cash collected from the sale of renewable energy credits under a CPUC-established program during 2025.
Net cash provided by (used in) regulatory assets and liabilities, including changes in net over or undercollections recorded in balancing accounts, was $2.5 billion and $(1.4) billion during the nine months ended September 30, 2026 and 2025, respectively. Net cash inflows in 2026 were mainly due to current year overcollections driven by higher sales volume resulting from warmer weather, recovery of prior year undercollections, and additional collections authorized for customer-funded wildfire self-insurance program. Net cash outflow in 2025 was primarily due to cost recoveries authorized under the TKM Settlement Agreement in 2025 as well as higher revenue from the 2025 GRC final decision, which were both non-cash offsets in net income.
Net Cash (Used in) Provided by Financing Activities
The following table summarizes cash provided by financing activities for the nine months ended September 30, 2026 and 2025. Issuances of debt are discussed in "Notes to Condensed Consolidated Financial Statements—Note 5.  Debt and Credit Agreements."

	Nine months ended September 30,		Change
(in millions)	2026	2025	2026 vs. 2025
Long-term debt issued, net of premium, discount and issuance costs	$5,443	$2,963	$2,480
Long-term debt repaid	(3,705)	(1,227)	(2,478)
Short-term debt borrowed	—	410	(410)
Short-term debt repaid	(282)	—	(282)
Commercial paper financing, net	(646)	(449)	(197)
Preference stock redeemed	(119)	—	(119)
Payment of common stock dividends to Edison International Parent	(1,290)	(1,290)	—
Payment of preference stock dividends	(77)	(101)	24
Other	—	(4)	4
Net cash (used in) provided by financing activities	$(676)	$302	$(978)
Net Cash Used in Investing Activities
Cash flows used in investing activities are primarily due to total capital expenditures of $5.2 billion and $4.6 billion for the nine months ended September 30, 2026 and 2025, respectively. In addition, SCE had a net redemption of nuclear decommissioning trust investments of $1 million and $104 million during the nine months ended September 30, 2026 and 2025, respectively. See "Nuclear Decommissioning Activities" below for further discussion.

Nuclear Decommissioning Activities
SCE's condensed consolidated statements of cash flows include nuclear decommissioning activities, which are reflected in the following line items:

	Nine months ended September 30,		Change
(in millions)	2026	2025	2026 vs. 2025
Net cash used in operating activities:
Net earnings from nuclear decommissioning trust investments	$70	$35	$35
SCE's decommissioning costs	(71)	(131)	60
	(1)	(96)	95
Net cash provided by investing activities:
Proceeds from sale of investments	5,339	4,502	837
Purchases of investments	(5,338)	(4,398)	(940)
	1	104	(103)
Net cash inflow	$—	$8	$(8)
Net cash used in operating activities is related to interest and dividends less administrative expenses, taxes, and SCE's decommissioning costs. Investing activities represent the purchase and sale of investments within the nuclear decommissioning trusts, including the reinvestment of earnings from nuclear decommissioning trust investments. The net cash impact reflects timing of decommissioning payments ($71 million and $131 million in 2026 and 2025, respectively) and reimbursements to SCE from the nuclear decommissioning trust ($78 million and $141 million in 2026 and 2025, respectively).
Edison International Parent and Other
The table below sets forth condensed historical cash flow from operations for Edison International Parent and Other, including intercompany eliminations.

	Nine months ended September 30,		Change
(in millions)	2026	2025	2026 vs. 2025
Net cash used in operating activities	$(211)	$(227)	$16
Net cash provided by financing activities	191	176	15
Net cash provided by (used in) investing activities	9	(5)	14
Net decrease in cash, cash equivalents and restricted cash	$(11)	$(56)	$45
Net Cash Used in Operating Activities
Net cash used in operating activities decreased by $16 million in 2026 compared to 2025. This was primarily due to $50 million of wildfire-related claims and related legal expenses paid by EIS to SCE in 2025 (for further information, see "Notes to Condensed Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides"), partially offset by $34 million of higher costs, primarily interest expense, in 2026.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was as follows:

	Nine months ended September 30,		Change
(in millions)	2026	2025	2026 vs. 2025
Dividends paid to Edison International common shareholders	$(1,013)	$(955)	$(58)
Dividends paid to Edison International preferred shareholders	(15)	(87)	72
Dividends received from SCE	1,290	1,290	—
Long-term debt issuance, net of discount and issuance costs	1,042	539	503
Long-term debt repayments	—	(800)	800
Issuance of short-term debt	5	100	(95)
Repayments of short-term debt	(155)	(20)	(135)
Common stock repurchased	(42)	(32)	(10)
Preferred stock repurchased	(419)	—	(419)
Commercial paper financing, net	(510)	135	(645)
Other	8	6	2
Net cash provided by financing activities	$191	$176	$15
Contingencies
Edison International's and SCE's material contingencies are discussed in "Notes to Condensed Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies."
MARKET RISK EXPOSURES
Edison International's and SCE's primary market risks are described in the 2025 Form 10-K, and there have been no material changes during the nine months ended September 30, 2026. For further discussion of market risk exposures, including commodity price risk, and credit risk, see "Notes to Condensed Consolidated Financial Statements—Note 4.  Fair Value Measurements" and "Note 6.  Derivative Instruments."
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
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information responding to this section is included in the MD&A under the heading "Market Risk Exposures" and is incorporated herein by reference.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Statements of Income	Edison International

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per-share amounts, unaudited)	2026	2025	2026	2025
Operating revenue	$4,886	$5,750	$13,346	$14,104
Purchased power and fuel	1,687	1,701	3,794	3,905
Operation and maintenance	1,142	1,175	3,230	3,738
Wildfire-related claims, net of (recoveries)	8	295	21	(1,010)
Wildfire Fund expense	36	36	107	108
Depreciation and amortization	853	862	2,521	2,430
Property and other taxes	178	161	528	495
Asset impairment and other	2	88	(1)	97
Total operating expenses	3,906	4,318	10,200	9,763
Operating income	980	1,432	3,146	4,341
Interest expense	(545)	(488)	(1,583)	(1,293)
Other income, net	113	119	331	339
Income before income taxes	548	1,063	1,894	3,387
Income tax (benefit) expense	(203)	175	12	609
Net income	751	888	1,882	2,778
Less: Preference stock dividend requirements of SCE	25	34	80	101
Preferred stock dividend requirements of Edison International	2	22	13	66
Net income available to Edison International common shareholders	$724	$832	$1,789	$2,611
Basic earnings per share:
Weighted average shares of common stock outstanding	385	385	385	385
Basic earnings per common share available to Edison International common shareholders	$1.88	$2.16	$4.65	$6.78
Diluted earnings per share:
Weighted average shares of common stock outstanding, including effect of dilutive securities	387	386	387	386
Diluted earnings per common share available to Edison International common shareholders	$1.87	$2.16	$4.62	$6.76

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income	Edison International

	Three months ended September 30,		Nine months ended September 30,
(in millions, unaudited)	2026	2025	2026	2025
Net income	$751	$888	$1,882	$2,778
Other comprehensive income, net of tax:
Pension and postretirement benefits other than pensions	—	—	1	1
Foreign currency translation adjustments	—	—	(4)	1
Other comprehensive (loss) income, net of tax	—	—	(3)	2
Comprehensive income	751	888	1,879	2,780
Less: Comprehensive income attributable to noncontrolling interests	25	34	80	101
Comprehensive income attributable to Edison International	$726	$854	$1,799	$2,679

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets	Edison International

(in millions, unaudited)	September 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$171	$158
Receivables, net of allowances for uncollectible accounts of $337 and $356 at respective dates	2,258	1,463
Accrued unbilled revenue	1,291	1,238
Inventory	551	535
Prepaid expenses	131	119
Regulatory assets	2,129	3,290
Wildfire Fund contributions	138	138
Other current assets	612	745
Total current assets	7,281	7,686
Nuclear decommissioning trusts	4,657	4,535
Other investments	82	51
Total investments	4,739	4,586
Utility property, plant and equipment, net of accumulated depreciation and amortization of $15,796 and $15,060 at respective dates	66,111	63,131
Nonutility property, plant and equipment, net of accumulated depreciation of $103 and $132 at respective dates	180	197
Total property, plant and equipment	66,291	63,328
Long-term receivables, net of allowances for uncollectible accounts of $42 and $49 at respective dates	32	38
Regulatory assets (include $4,967 and $3,092 related to a Variable Interest Entity ("VIE") at respective dates)	13,061	12,960
Wildfire Fund contributions	1,636	1,740
Operating lease right-of-use assets	1,118	1,161
Long-term insurance receivables	483	359
Other long-term assets	2,252	2,168
Total other assets	18,582	18,426
Total assets	$96,893	$94,026

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets	Edison International

(in millions, except share amounts, unaudited)	September 30, 2026	December 31, 2025
LIABILITIES AND EQUITY
Short-term debt	$790	$2,390
Current portion of long-term debt	1,804	1,928
Accounts payable	2,509	2,344
Wildfire-related claims	261	585
Accrued interest	475	473
Regulatory liabilities	1,767	1,158
Current portion of operating lease liabilities	121	120
Other current liabilities	1,774	1,538
Total current liabilities	9,501	10,536
Long-term debt (includes $4,885 and $3,022 related to a VIE at respective dates)	39,002	36,070
Deferred income taxes and credits	9,650	9,114
Pensions and benefits	359	370
Asset retirement obligations	2,615	2,583
Regulatory liabilities	11,053	10,627
Operating lease liabilities	997	1,041
Wildfire-related claims	626	721
Other deferred credits and other long-term liabilities	3,637	3,705
Total deferred credits and other liabilities	28,937	28,161
Total liabilities	77,440	74,767
Commitments and contingencies (Note 12)
Preferred stock (50,000,000 shares authorized; zero and 414,342 shares of Series A and 83,503 and 87,937 shares of Series B issued and outstanding at respective dates)	83	497
Common stock, no par value (800,000,000 shares authorized; 384,787,221 and 384,787,056 shares issued and outstanding at respective dates)	6,346	6,362
Accumulated other comprehensive income	3	6
Retained earnings	11,457	10,714
Total Edison International's shareholders' equity	17,889	17,579
Noncontrolling interests – preference stock of SCE	1,564	1,680
Total equity	19,453	19,259
Total liabilities and equity	$96,893	$94,026

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows	Edison International

	Nine months ended September 30,
(in millions, unaudited)	2026	2025
Cash flows from operating activities:
Net income	$1,882	$2,778
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	2,521	2,430
Equity allowance for funds used during construction	(171)	(140)
Asset impairment and other	(1)	97
Deferred income taxes	(166)	598
Wildfire Fund amortization expense	107	108
Other	150	123
Nuclear decommissioning trusts	(8)	(106)
Changes in operating assets and liabilities:
Receivables	(853)	(152)
Inventory	(23)	10
Accounts payable	308	362
Other current assets and liabilities	13	(385)
Derivative assets and liabilities, net	57	(37)
Regulatory assets and liabilities, net	2,474	(1,373)
Wildfire-related claims, net of recoveries	(857)	(336)
Other noncurrent assets and liabilities	(40)	251
Net cash provided by operating activities	5,393	4,228
Cash flows from financing activities:
Long-term debt issued, net of premium, discount and issuance costs of $19 and $49 for the respective periods	6,485	3,502
Long-term debt repaid	(3,705)	(2,027)
Short-term debt issued	5	510
Short-term debt repaid	(437)	(20)
Common stock repurchased	(42)	(32)
Preferred stock repurchased	(538)	—
Commercial paper repayments, net of borrowing	(1,156)	(314)
Dividends and distribution to noncontrolling interests	(77)	(101)
Common stock dividends paid	(1,013)	(955)
Preferred stock dividends paid	(15)	(87)
Other	8	2
Net cash (used in) provided by financing activities	(485)	478
Cash flows from investing activities:
Capital expenditures	(5,206)	(4,624)
Proceeds from sale of nuclear decommissioning trust investments	5,339	4,502
Purchases of nuclear decommissioning trust investments	(5,338)	(4,398)
Proceeds from sale of a subsidiary, net of cash transferred	15	—
Other	(46)	27
Net cash used in investing activities	(5,236)	(4,493)
Net (decrease) increase in cash and cash equivalents and restricted cash and cash equivalents	(328)	213
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	720	684
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$392	$897
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Income	Southern California Edison Company

	Three months ended September 30,		Nine months ended September 30,
(in millions, unaudited)	2026	2025	2026	2025
Operating revenue	$4,887	$5,740	$13,331	$14,074
Purchased power and fuel	1,687	1,701	3,794	3,905
Operation and maintenance	1,126	1,153	3,165	3,668
Wildfire-related claims, net of (recoveries)	8	295	22	(1,060)
Wildfire Fund expense	36	36	107	108
Depreciation and amortization	853	861	2,519	2,427
Property and other taxes	179	160	526	492
Asset impairment and other	1	88	(1)	96
Total operating expenses	3,890	4,294	10,132	9,636
Operating income	997	1,446	3,199	4,438
Interest expense	(446)	(403)	(1,291)	(1,044)
Other income, net	113	119	351	347
Income before income taxes	664	1,162	2,259	3,741
Income tax (benefit) expense	(170)	203	108	705
Net income	834	959	2,151	3,036
Less: Preference stock dividend requirements	25	34	80	101
Net income available to common stock	$809	$925	$2,071	$2,935

Condensed Consolidated Statements of Comprehensive Income	Southern California Edison Company

	Three months ended September 30,		Nine months ended September 30,
(in millions, unaudited)	2026	2025	2026	2025
Net income	$834	$959	$2,151	$3,036
Other comprehensive income, net of tax:
Pension and postretirement benefits other than pensions	1	—	2	1
Other comprehensive income, net of tax	1	—	2	1
Comprehensive income	$835	$959	$2,153	$3,037

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets	Southern California Edison Company

(in millions, unaudited)	September 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$119	$98
Receivables, net of allowances for uncollectible accounts of $337 and $353 at respective dates	2,257	1,455
Accrued unbilled revenue	1,291	1,236
Inventory	551	535
Prepaid expenses	132	118
Regulatory assets	2,129	3,290
Wildfire Fund contributions	138	138
Other current assets	606	743
Total current assets	7,223	7,613
Nuclear decommissioning trusts	4,657	4,535
Other investments	70	40
Total investments	4,727	4,575
Utility property, plant and equipment, net of accumulated depreciation and amortization of $15,796 and $15,060 at respective dates	66,111	63,131
Nonutility property, plant and equipment, net of accumulated depreciation of $102 and $113 at respective dates	179	188
Total property, plant and equipment	66,290	63,319
Long-term receivables, net of allowances for uncollectible accounts of $42 and $49 at respective dates	32	38
Regulatory assets (include $4,967 and $3,092 related to a VIE at respective dates)	13,061	12,960
Wildfire Fund contributions	1,636	1,740
Operating lease right-of-use assets	1,115	1,155
Long-term insurance receivables	408	145
Long-term insurance receivables due from affiliate	82	226
Other long-term assets	2,190	2,074
Total other assets	18,524	18,338
Total assets	$96,764	$93,845

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets	Southern California Edison Company

(in millions, except share amounts, unaudited)	September 30, 2026	December 31, 2025
LIABILITIES AND EQUITY
Short-term debt	$100	$1,036
Current portion of long-term debt	1,204	1,928
Accounts payable	2,512	2,353
Wildfire-related claims	261	585
Accrued interest	392	432
Regulatory liabilities	1,767	1,158
Current portion of operating lease liabilities	121	118
Other current liabilities	1,928	1,599
Total current liabilities	8,285	9,209
Long-term debt (includes $4,885 and $3,022 related to a VIE at respective dates)	33,738	31,255
Deferred income taxes and credits	11,185	10,712
Pensions and benefits	88	87
Asset retirement obligations	2,615	2,583
Regulatory liabilities	11,053	10,627
Operating lease liabilities	994	1,037
Wildfire-related claims	626	721
Other deferred credits and other long-term liabilities	3,616	3,684
Total deferred credits and other liabilities	30,177	29,451
Total liabilities	72,200	69,915
Commitments and contingencies (Note 12)
Preference stock	1,595	1,714
Common stock, no par value (560,000,000 shares authorized; 434,888,104 shares issued and outstanding at respective dates)	2,168	2,168
Additional paid-in capital	8,965	8,970
Accumulated other comprehensive loss	(10)	(12)
Retained earnings	11,846	11,090
Total equity	24,564	23,930
Total liabilities and equity	$96,764	$93,845

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows	Southern California Edison Company

	Nine months ended September 30,
(in millions, unaudited)	2026	2025
Cash flows from operating activities:
Net income	$2,151	$3,036
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	2,519	2,427
Equity allowance for funds used during construction	(171)	(140)
Asset impairment and other	(1)	96
Deferred income taxes	(228)	668
Wildfire Fund amortization expense	107	108
Other	99	87
Nuclear decommissioning trusts	(8)	(106)
Changes in operating assets and liabilities:
Receivables	(857)	(159)
Inventory	(23)	10
Accounts payable	300	288
Other current assets and liabilities	65	(406)
Derivative assets and liabilities, net	57	(37)
Regulatory assets and liabilities, net	2,474	(1,373)
Wildfire-related claims, net of recoveries	(852)	(332)
Other noncurrent assets and liabilities	(28)	288
Net cash provided by operating activities	5,604	4,455
Cash flows from financing activities:
Long-term debt issued, net of premium, discount and issuance costs of $11 and $38 for the respective periods	5,443	2,963
Long-term debt repaid	(3,705)	(1,227)
Short-term debt borrowed	—	410
Short-term debt repaid	(282)	—
Preference stock redeemed	(119)	—
Commercial paper repayments, net of borrowing	(646)	(449)
Common stock dividends paid	(1,290)	(1,290)
Preference stock dividends paid	(77)	(101)
Other	—	(4)
Net cash (used in) provided by financing activities	(676)	302
Cash flows from investing activities:
Capital expenditures	(5,204)	(4,621)
Proceeds from sale of nuclear decommissioning trust investments	5,339	4,502
Purchases of nuclear decommissioning trust investments	(5,338)	(4,398)
Other	(42)	29
Net cash used in investing activities	(5,245)	(4,488)
Net (decrease) increase in cash and cash equivalents and restricted cash and cash equivalents	(317)	269
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	657	565
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$340	$834

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
In the second quarter of 2026, Edison International completed the disposition of Trio, a former indirect wholly-owned non-utility subsidiary, and recognized a $23 million loss on disposition, including transaction costs. The disposition did not qualify for discontinued operations accounting.
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
Segment Information
For information on Edison International's and SCE's segment information, see Note 1 in the 2025 Form 10-K. In addition, for the three and nine months ended September 30, 2026 and 2025, Edison International's and SCE's significant segment expenses agree to those disclosed in the condensed consolidated statements of income. As of September 30, 2026 and 2025, the measures of Edison International's and SCE's segment assets are reported on Edison International's and SCE's condensed consolidated balance sheets, respectively, as total assets.

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents
The following table sets forth the cash, cash equivalents, restricted cash and restricted cash equivalents included in the condensed consolidated statements of cash flows:

	Edison International		SCE
(in millions)	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Cash and cash equivalents[1]	$171	$158	$119	$98
Short-term restricted cash and cash equivalents[2]	112	552	112	549
Long-term restricted cash and cash equivalents[3]	109	10	109	10
Total cash and cash equivalents and restricted cash and cash equivalents	$392	$720	$340	$657
1Cash equivalents consist of investments in money market funds. Generally, the carrying value of cash equivalents equals the fair value, as these investments have original maturities of three months or less.
2Includes SCE Recovery Funding LLC's restricted cash for payments of senior secured recovery bonds and cash collected for customer-funded wildfire self-insurance related to settlements (see Note 12 for further information). The total balances are reflected in "Other current assets" on Edison International's and SCE's condensed consolidated balance sheets.
3Represents cash collected for customer-funded wildfire self-insurance and is reflected in "Other long-term assets" on Edison International's and SCE's condensed consolidated balance sheets. See Note 12 for further information.
Allowance for Uncollectible Accounts
The allowance for uncollectible accounts is recorded based on SCE's estimate of expected credit losses and adjusted over the life of the receivables as needed. Since the customer base of SCE is concentrated in Southern California which exposes SCE to a homogeneous set of economic conditions, the allowance is measured on a collective basis on the historical amounts written off, assessment of customer collectibility, and current economic indicators, such as unemployment rates. In estimating expected credit losses, SCE applies a practical expedient under the current expected credit loss model, which assumes that current economic conditions as of the balance sheet date do not change over the remaining life of existing accounts receivable. The decrease in provisions for the three and nine months ended September 30, 2026, was primarily due to improved collections during the period resulting from collection efforts and higher disconnection activities undertaken in 2025, the effects of which continued into 2026.
The following table sets forth the changes in allowance for uncollectible accounts for SCE:

	Three months ended September 30, 2026			Three months ended September 30, 2025
(in millions)	Customers	All others	Total	Customers	All others	Total
Beginning balance	$332	$45	$377	$335	$22	$357
Current period provision for uncollectible accounts[1]	71	3	74	96	1	97
Write-offs, net of recoveries	(69)	(3)	(72)	(89)	(3)	(92)
Ending balance	$334	$45	$379	$342	$20	$362

	Nine months ended September 30, 2026			Nine months ended September 30, 2025
(in millions)	Customers	All others	Total	Customers	All others	Total
Beginning balance	$360	$42	$402	$372	$18	$390
Current period provision for uncollectible accounts[2]	195	9	204	256	10	266
Write-offs, net of recoveries	(221)	(6)	(227)	(286)	(8)	(294)
Ending balance	$334	$45	$379	$342	$20	$362
1This includes $48 million and $76 million of incremental costs, for the three months ended September 30, 2026 and 2025, respectively, which were probable of recovery from customers and recorded as regulatory assets.
2This includes $140 million and $211 million of incremental costs, for the nine months ended September 30, 2026 and 2025, respectively, which were probable of recovery from customers and recorded as regulatory assets.

Wildfire Fund
Edison International and SCE accounted for the contributions to the Initial Account of the Wildfire Fund on the condensed consolidated balance sheet. The Wildfire Fund does not have a defined life and instead will terminate when the fund administrator determines that the fund has been exhausted. SCE estimates the period of coverage of the fund and amortizes contributions made to the Wildfire Fund ratably over the period of coverage similar to prepaid insurance. Estimating the period of coverage of the fund requires significant judgment. Frequency of wildfire events and estimated costs associated with wildfire events caused by participating utilities are among the significant factors used to estimate the fund's period of coverage.
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
SB 254 expands the Wildfire Fund originally created under AB 1054 by establishing the Continuation Account within the Wildfire Fund. As of September 30, 2026, and as of the date of this filing, the conditions required to trigger investor-owned utility contributions to the Continuation Account have not been met. Accordingly, SCE has not recorded a contribution obligation associated with the Continuation Account on its condensed consolidated balance sheets as of September 30, 2026.
As of September 30, 2026, SCE has received $207 million from the Wildfire Fund related to the Eaton Fire and has recorded $652 million in expected recoveries from the Wildfire Fund as of September 30, 2026, reflected in both "Other current assets" and "Long-term insurance receivables" on the condensed consolidated balance sheets. Based on the California Wildfire Legislation, a utility that submits claims to the Wildfire Fund for recovery is expected to receive such reimbursements from the Wildfire Fund, and separately file an application with CPUC for review of its costs and expenses. See Note 12 for further information. SCE considers whether any party in the CPUC prudency review proceeding would prevail in raising a "serious doubt" as to the reasonableness of SCE's actions, and whether it is probable the CPUC would conclude that SCE does not meet the burden of dispelling that doubt and find SCE's conduct was not prudent. The outcome of the CPUC's prudency review could result in a refund to the Wildfire Fund. SCE will recognize a payable related to claim reimbursements to the Wildfire Fund if it determines that a refund to the Wildfire Fund is probable and estimable. SCE considers factors within and outside SCE's control in its evaluation of whether a refund to the Wildfire Fund is probable and estimable. As of September 30, 2026, SCE determined it is not probable nor estimable that any amounts may be required to be reimbursed to the Wildfire Fund.
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

EPS available to Edison International common shareholders was computed as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per-share amounts)	2026	2025	2026	2025
Basic earnings per share:
Net income available to Edison International common shareholders	$724	$832	$1,789	$2,611
Earnings allocated to participating securities	—	—	—	(1)
Income available to common shareholders	$724	$832	$1,789	$2,610
Weighted average common shares outstanding	385	385	385	385
Basic earnings per share	$1.88	$2.16	$4.65	$6.78
Diluted earnings per share:
Income available to common shareholders	$724	$832	$1,789	$2,610
Add back: Earnings allocated to participating securities	—	—	—	1
Net income available to Edison International common shareholders	$724	$832	$1,789	$2,611
Weighted average common shares outstanding	385	385	385	385
Effect of dilutive securities	2	1	2	1
Adjusted weighted average shares – diluted	387	386	387	386
Diluted earnings per share	$1.87	$2.16	$4.62	$6.76
In addition to the participating securities discussed above, Edison International also may award stock options, which are payable in common shares and are included in the diluted earnings per share calculation. Stock option awards to purchase 1,845,547 and 9,956,033 shares of common stock for the three months ended September 30, 2026 and 2025, respectively, 1,996,919 and 9,346,533 shares of common stock for the nine months ended September 30, 2026 and 2025, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.
Revenue Recognition
Revenue is recognized by Edison International and SCE when a performance obligation to transfer control of the promised goods is satisfied or when services are rendered to customers. This typically occurs when electricity is delivered to customers, which includes amounts for services rendered but unbilled at the end of a reporting period.
Regulatory Proceeding – FERC 2026 Formula Rate Update
In November 2025, SCE filed its 2026 annual transmission revenue requirement update with the FERC, with rates effective January 1, 2026, subject to settlement procedures and refund. SCE requested a 2026 transmission revenue requirement of $1.5 billion, representing an increase of $157 million, or 12% higher than amounts included in the 2025 annual rates. The increase is primarily due to 2026 rates reflecting recovery of previous undercollections. Pending resolution of the FERC formula rate proceedings, SCE recognized revenue in the first nine months of 2026 based on the FERC 2026 annual updated rates, subject to refund.
New Accounting Guidance
Accounting Guidance Not Yet Adopted
In November 2024, the FASB issued an accounting standards update requiring public entities to provide disaggregated disclosure of income statement expenses. The guidance does not change the expense captions an entity presents on the face of the income statement, rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. The guidance is effective for annual disclosure for the year ended December 31, 2027 and subsequent interim periods with early adoption permitted. The guidance can be applied prospectively or retrospectively to any or all prior periods presented in the financial statements. Edison International and SCE are currently evaluating the impact of the increased disclosures from the new guidance.
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

	Equity Attributable to Edison International Shareholders							Noncontrolling Interests
	Preferred stock		Common stock		Accumulated Other Comprehensive Income	Retained Earnings	Subtotal	Preference Stock	Total Equity
(in millions, except shares and per-share amounts)	Shares	Amount	Shares	Amount
Balance at December 31, 2025	502,279	$497	384,787,056	$6,362	$6	$10,714	$17,579	$1,680	$19,259
Net income	—	—	—	—	—	541	541	29	570
Common stock issued	—	—	404,516	2	—	—	2	—	2
Common stock repurchased	—	—	(397,631)	(26)	—	—	(26)	—	(26)
Common stock dividends declared ($0.8775 per share)	—	—	—	—	—	(338)	(338)	—	(338)
Preferred stock dividends declared ($26.875 per share for Series A and $25.00 per share for Series B)	—	—	—	—	—	(13)	(13)	—	(13)
Dividends to noncontrolling interests ($31.250 - $46.875 per share for preference stock)	—	—	—	—	—	(1)	(1)	(26)	(27)
Shares withheld for tax withholdings on vested equity awards	—	—	—	(16)	—	—	(16)	—	(16)
Noncash stock-based compensation and other	—	—	—	10	—	1	11	—	11
Preference stock redeemed	—	—	—	—	—	—	—	(119)	(119)
Preferred stock repurchased	(418,776)	(414)	—	—	—	(5)	(419)	—	(419)
Balance at March 31, 2026	83,503	$83	384,793,941	$6,332	$6	$10,899	$17,320	$1,564	$18,884
Net income	—	—	—	—	—	535	535	26	561
Other comprehensive income	—	—	—	—	(3)	—	(3)	—	(3)
Common stock issued	—	—	50,523	—	—	—	—	—	—
Common stock repurchased	—	—	(56,697)	(4)	—	—	(4)	—	(4)
Common stock dividends declared ($0.8775 per share)	—	—	—	—	—	(337)	(337)	—	(337)
Dividends to noncontrolling interests ($31.250 - $46.875 per share for preference stock)	—	—	—	—	—	1	1	(26)	(25)
Shares withheld for tax withholdings on vested equity awards	—	—	—	(1)	—	—	(1)	—	(1)
Noncash stock-based compensation and other	—	—	—	20	—	(2)	18	—	18
Balance at June 30, 2026	83,503	$83	384,787,767	$6,347	$3	$11,096	$17,529	$1,564	$19,093
Net income	—	—	—	—	—	726	726	25	751
Common stock issued	—	—	153,462	3	—	—	3	—	3
Common stock repurchased	—	—	(154,008)	(12)	—	—	(12)	—	(12)
Common stock dividends declared ($0.8775 per share)	—	—	—	—	—	(338)	(338)	—	(338)
Preferred stock dividend declared ( $25.00 per share for Series B)	—	—	—	—	—	(2)	(2)	—	(2)
Dividends to noncontrolling interests ($31.250 - $46.875 per share for preference stock)	—	—	—	—	—	(25)	(25)	(25)	(50)
Shares withheld for tax withholdings on vested equity awards	—	—	—	(8)	—	—	(8)	—	(8)
Noncash stock-based compensation and other	—	—	—	16	—	—	16	—	16
Balance at September 30, 2026	83,503	$83	384,787,221	$6,346	$3	$11,457	$17,889	$1,564	$19,453

	Equity Attributable to Edison International Shareholders							Noncontrolling Interests
	Preferred stock		Common stock		Accumulated Other Comprehensive Income	Retained Earnings	Subtotal	Preference Stock	Total Equity
(in millions, except shares and per-share amounts)	Shares	Amount	Shares	Amount
Balance at December 31, 2024	1,662,771	$1,645	384,784,719	$6,353	$—	$7,567	$15,565	$2,175	$17,740
Net income	—	—	—	—	—	1,458	1,458	34	1,492
Common stock issued	—	—	478,943	2	—	—	2	—	2
Common stock repurchased	—	—	(500,000)	(29)	—	—	(29)	—	(29)
Common stock dividends declared ($0.8275 per share)	—	—	—	—	—	(319)	(319)	—	(319)
Preferred stock dividends declared ($26.875 per share for Series A and $25.00 per share for Series B)	—	—	—	—	—	(44)	(44)	—	(44)
Dividends to noncontrolling interests ($31.250 - $46.875 per share for preference stock)	—	—	—	—	—	—	—	(34)	(34)
Shares withheld for tax withholdings on vested equity awards	—	—	—	(21)	—	—	(21)	—	(21)
Noncash stock-based compensation	—	—	—	10	—	—	10	—	10
Balance at March 31, 2025	1,662,771	$1,645	384,763,662	$6,315	$—	$8,662	$16,622	$2,175	$18,797
Net income	—	—	—	—	—	365	365	33	398
Other comprehensive income	—	—	—	—	2	—	2	—	2
Common stock issued	—	—	22,735	—	—	—	—	—	—
Common stock dividends declared ($0.8275 per share)	—	—	—	—	—	(318)	(318)	—	(318)
Dividends to noncontrolling interests ($31.250 - $46.875 per share for preference stock)	—	—	—	—	—	—	—	(33)	(33)
Noncash stock-based compensation	—	—	—	15	—	—	15	—	15
Balance at June 30, 2025	1,662,771	$1,645	384,786,397	$6,330	$2	$8,709	$16,686	$2,175	$18,861
Net income	—	—	—	—	—	854	854	34	888
Common stock issued	—	—	50,438	2	—	—	2	—	2
Common stock repurchased	—	—	(49,779)	(3)	—	—	(3)	—	(3)
Common stock dividends declared ($0.83 per share)	—	—	—	—	—	(318)	(318)	—	(318)
Preferred stock dividend declared ($26.875 per share for Series A and $25.00 per share for Series B)	—	—	—	—	—	(44)	(44)	—	(44)
Dividends to noncontrolling interests ($62.50 - $93.75 per share for preference stock)	—	—	—	—	—	(35)	(35)	(34)	(69)
Noncash stock-based compensation and other	—	—	—	14	—	(1)	13	—	13
Balance at September 30, 2025	1,662,771	$1,645	384,787,056	$6,343	$2	$9,165	$17,155	$2,175	$19,330

The following tables provide SCE's changes in equity:

(in millions, except per-share amounts)	Preference Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
Balance at December 31, 2025	$1,714	$2,168	$8,970	$(12)	$11,090	$23,930
Net income	—	—	—	—	648	648
Other comprehensive income	—	—	—	1	—	1
Dividends declared on common stock ($0.9888 per share)	—	—	—	—	(430)	(430)
Dividends declared on preference stock ($31.250 - $46.875 per share)	—	—	—	—	(27)	(27)
Stock-based compensation	—	—	(22)	—	—	(22)
Noncash stock-based compensation and other	—	—	5	—	1	6
Preference stock redeemed	(119)	—	3	—	(3)	(119)
Balance at March 31, 2026	$1,595	$2,168	$8,956	$(11)	$11,279	$23,987
Net income	—	—	—	—	669	669
Dividends declared on common stock ($0.9888 per share)	—	—	—	—	(430)	(430)
Dividends declared on preference stock ($31.250 - $46.875 per share)	—	—	—	—	(25)	(25)
Stock-based compensation	—	—	(2)	—	—	(2)
Noncash stock-based compensation and other	—	—	7	—	(1)	6
Balance at June 30, 2026	$1,595	$2,168	$8,961	$(11)	$11,492	$24,205
Net income	—	—	—	—	834	834
Other comprehensive income	—	—	—	1	—	1
Dividends declared on common stock ($0.9888 per share)	—	—	—	—	(430)	(430)
Dividends declared on preference stock ($31.250 - $46.875 per share)	—	—	—	—	(50)	(50)
Stock-based compensation	—	—	(4)	—	—	(4)
Noncash stock-based compensation	—	—	8	—	—	8
Balance at September 30, 2026	$1,595	$2,168	$8,965	$(10)	$11,846	$24,564

(in millions, except per-share amounts)	Preference Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
Balance at December 31, 2024	$2,220	$2,168	$8,950	$(9)	$8,422	$21,751
Net income	—	—	—	—	1,601	1,601
Dividends declared on common stock ($0.9888 per share)	—	—	—	—	(430)	(430)
Dividends declared on preference stock ($31.250 - $46.875 per share)	—	—	—	—	(34)	(34)
Stock-based compensation	—	—	(21)	—	1	(20)
Noncash stock-based compensation	—	—	7	—	—	7
Balance at March 31, 2025	$2,220	$2,168	$8,936	$(9)	$9,560	$22,875
Net income	—	—	—	—	476	476
Other comprehensive income	—	—	—	1	—	1
Dividends declared on common stock ($2.1385 per share)	—	—	—	—	(930)	(930)
Dividends declared on preference stock ($32.250 - $46.875 per share)	—	—	—	—	(33)	(33)
Noncash stock-based compensation and other	—	—	7	—	(1)	6
Balance at June 30, 2025	$2,220	$2,168	$8,943	$(8)	$9,072	$22,395
Net income	—	—	—	—	959	959
Dividends declared on common stock ($0.9888 per share)	—	—	—	—	(430)	(430)
Dividends declared on preference stock ($62.50 - $93.75 per share for preference stock)	—	—	—	—	(69)	(69)
Noncash stock-based compensation and other	—	—	6	—	—	6
Balance at September 30, 2025	$2,220	$2,168	$8,949	$(8)	$9,532	$22,861
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
SCE Recovery Funding LLC has issued a total of $5.2 billion of securitized bonds as of September 30, 2026. The proceeds were used to acquire SCE's right, title, and interest in and to non-bypassable rates and other charges to be collected from certain existing and future customers in SCE's service area ("Recovery Property"), associated with the AB 1054 Excluded Capital Expenditures and costs approved for recovery under the TKM Settlement Agreement and the Woolsey Settlement Agreement, until the bonds are paid in full, and all financing costs have been recovered. The securitized bonds are secured by the Recovery Property and cash collections from the non-bypassable rates and other charges are the sole source of funds to satisfy the debt obligation. The bondholders have no recourse to SCE.

The following table summarizes the impact of SCE Recovery Funding LLC on SCE's and Edison International's condensed consolidated balance sheets:

(in millions)	September 30, 2026	December 31, 2025
Other current assets	$161	$49
Regulatory assets: non-current	4,967	3,092
Regulatory liabilities: current	68	12
Current portion of long-term debt[1]	104	78
Other current liabilities	45	14
Long-term debt[1]	4,885	3,022
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
As of the balance sheet date, the carrying amount of assets and liabilities included in SCE's condensed consolidated balance sheet that relate to involvement with VIEs that are not consolidated, result from amounts due under the PPAs. Under these contracts, SCE recovers the costs incurred through demonstration of compliance with its CPUC-approved long-term power procurement plans. SCE has no residual interest in the entities and has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees, or other commitments associated with these contracts other than the purchase commitments described in Note 12 of the 2025 Form 10-K. As a result, there is no significant potential exposure to loss to SCE from its variable interest in these VIEs. The aggregate contracted capacity dedicated to SCE from these VIE projects was 7,183 MW and 6,024 MW at September 30, 2026 and 2025, respectively. The amounts that SCE paid to these projects were $376 million and $292 million for the three months ended September 30, 2026 and 2025, respectively, and $824 million and $677 million for the nine months ended September 30, 2026 and 2025, respectively. These amounts are recoverable in customer rates, subject to a reasonableness review.
Note 4.  Fair Value Measurements
Recurring Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an "exit price"). Fair value of an asset or liability considers assumptions that market participants would use in pricing the asset or liability, including assumptions about nonperformance risk. As of September 30, 2026 and December 31, 2025, nonperformance risk was not material for Edison International or SCE.
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
SCE
The following table sets forth assets and liabilities of SCE that were accounted for at fair value by level within the fair value hierarchy:

	September 30, 2026
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	$30	$30	$(8)	$52
Money market funds and other	44	17	—	—	61
Nuclear decommissioning trusts:
Stocks[2]	2,123	—	—	—	2,123
Fixed income[3]	771	1,623	—	—	2,394
Short-term investments, primarily cash equivalents	166	59	—	—	225
Subtotal of nuclear decommissioning trusts[4]	3,060	1,682	—	—	4,742
Total assets	3,104	1,729	30	(8)	4,855
Liabilities at fair value
Derivative contracts	—	7	1	(8)	—
Total liabilities	—	7	1	(8)	—
Net assets	$3,104	$1,722	$29	$—	$4,855

	December 31, 2025
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	$—	$48	$—	$48
Money market funds and other	34	22	—	—	56
Nuclear decommissioning trusts:
Stocks[2]	1,909	—	—	—	1,909
Fixed income[3]	981	1,665	—	—	2,646
Short-term investments, primarily cash equivalents	191	40	—	—	231
Subtotal of nuclear decommissioning trusts[4]	3,081	1,705	—	—	4,786
Total assets	3,115	1,727	48	—	4,890
Liabilities at fair value
Derivative contracts	—	57	—	(57)	—
Total liabilities	—	57	—	(57)	—
Net assets	$3,115	$1,670	$48	$57	$4,890
1Represents the netting of assets and liabilities under master netting agreements and cash collateral.
2Approximately 70% and 71% of SCE's equity investments were in companies located in the United States at September 30, 2026 and December 31, 2025, respectively.
3Includes corporate bonds, which were diversified by the inclusion of collateralized mortgage obligations and other asset backed securities, of $85 million and $60 million at September 30, 2026 and December 31, 2025, respectively.
4Excludes net payables of $85 million and $251 million at September 30, 2026 and December 31, 2025, respectively, which consist of interest and dividend receivables as well as receivables and payables related to SCE's pending securities sales and purchases.
SCE Fair Value of Level 3
The following table sets forth a summary of changes in SCE's fair value of Level 3 net derivative assets and liabilities:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2026	2025	2026	2025
Fair value of net assets at beginning of period	$15	$179	$48	$212
Settlements	(24)	(16)	(47)	(30)
Total realized/unrealized gains (losses)[1]	38	(26)	28	(45)
Fair value of net assets at end of period	$29	$137	$29	$137
1Due to regulatory mechanisms, SCE's realized and unrealized gains and losses are recorded as regulatory assets and liabilities.
There were no material transfers into or out of Level 3 during 2026 and 2025.

The following table sets forth the significant unobservable inputs used to determine fair value for Level 3 assets:

	Fair Value (in millions)	Significant Unobservable Input	Range ($ per MWh)	Weighted Average ($ per MWh)
	Assets
September 30, 2026
CRRs	$22	CAISO CRR auction prices	$(5.28) - $13,577.80	$69.91
Fin Toll arrangements	7	Hourly Forecast Power Prices	3.76 - 95.35	33.27
December 31, 2025
CRRs	$43	CAISO CRR auction prices	$(5.28) - $14,484.70	$8.39
Fin Toll arrangements	5	Hourly Forecast Power Prices	8.63 - 97.04	42.16
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
Edison International Parent and Other
Edison International Parent and Other assets measured at fair value and classified as Level 1 consisted of money market funds of $49 million and $51 million at September 30, 2026 and December 31, 2025, respectively. Assets measured at fair value and classified as Level 2 were immaterial at September 30, 2026 and December 31, 2025. There were no securities classified as Level 3 for Edison International Parent and Other at September 30, 2026 and December 31, 2025.
Fair Value of Debt Recorded at Carrying Value
The carrying value and fair value of Edison International's and SCE's long-term debt (including the current portion of long-term debt) are as follows:

	September 30, 2026		December 31, 2025
(in millions)	Carrying Value[1]	Fair Value[2]	Carrying Value[1]	Fair Value[2]
Edison International	$40,806	$36,133	$37,998	$35,721
SCE	34,942	30,336	33,183	30,744
1Carrying value is net of debt issuance costs.
2The fair value of long-term debt is classified as Level 2.

Note 5.  Debt and Credit Agreements
Long-Term Debt
During the nine months ended September 30, 2026, SCE issued the following first and refunding mortgage bonds:

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
Senior Secured Recovery Bonds
In July 2026, SCE Recovery Funding LLC issued $2.0 billion of Senior Secured Recovery Bonds, Series 2026-A, in three tranches and used the proceeds to acquire SCE's right, title, and interest in and to the Recovery Property. The three tranches of Senior Secured Recovery Bonds consisted of $600 million of 5.39% bonds with a final maturity in 2045, $645 million of 6.04% bonds with a final maturity in 2054, and $709 million of 6.09% bonds with a final maturity in 2061. For further details, see Note 3. SCE used the proceeds it received from the sale of Recovery Property to finance cost recoveries authorized under the Woolsey Settlement Agreement (see Note 12 for further information).
Credit Agreements and Short-Term Debt
The following table summarizes the status of the credit facilities at September 30, 2026:

(in millions)
Borrower[1]	Termination Date	Commitment	Commercial Paper Outstanding[2]	Letters of Credit Outstanding	Amount Available
Edison International Parent	May 2030	$1,500	$90	$—	$1,410
SCE	May 2030	3,350	100	2	3,248
Total Edison International		$4,850	$190	$2	$4,658
1The aggregate maximum principal amount under the Edison International Parent and SCE revolving credit facilities may be increased up to $2.0 billion and $4.0 billion, respectively, provided that additional lender commitments are obtained. Edison International Parent and SCE credit facilities also provide for one year extension options.
2The weighted-average interest rates on commercial paper outstanding at September 30, 2026 for both Edison International Parent and SCE were 4.10%.
Term Loan
In February 2026, SCE entered into a term loan agreement to borrow $1.5 billion maturing in March 2027 with a variable interest rate based on SOFR plus 1.00%. The proceeds were used for general corporate and working capital purposes, including the repayment of all borrowings under the $300 million unsecured term loan agreement, dated as of February 11, 2026. In July 2026, SCE fully repaid the $1.5 billion term loan.
Uncommitted Letters of Credit
SCE entered into agreements with certain lenders for bilateral unsecured standby letters of credit ("SBLC") with a total capacity of $545 million that is uncommitted and supported by reimbursement agreements. The SBLCs are not subject to any collateral or security requirements. At September 30, 2026, SCE had $169 million outstanding under these agreements, which expire between October 2026 and November 2027.

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
Certain of SCE's derivative contracts contain credit-risk-related contingent features that require posting of collateral upon a downgrade of SCE's credit ratings to below investment grade by one or more major credit rating agencies. As of September 30, 2026 and December 31, 2025, the fair values of these derivative liabilities were immaterial, for which SCE posted $95 million and $105 million of collateral, respectively. In the event SCE's credit rating were to fall below investment grade, SCE may be required to post additional collateral to cover derivative liabilities and related outstanding payables. If the credit-risk-related contingent features underlying these contracts were triggered on September 30, 2026, and December 31, 2025, SCE would have been required to post $9 million and $3 million of additional collateral, respectively, most of which is related to outstanding net payables under the contracts.
SCE presents its derivative assets and liabilities, recorded at fair value, on a net basis on its condensed consolidated balance sheets when subject to master netting agreements or similar agreements. Derivative positions are also offset against margin and cash collateral deposits. See Note 4 for a discussion of fair value of derivative instruments.
The following table summarizes the gross and net fair values of SCE's commodity derivative instruments:

	September 30, 2026
(in millions)	Derivative Assets Short-Term[1]	Derivative Liabilities Short-Term[2]
Commodity derivative contracts
Gross amounts recognized	$60	$8
Gross amounts offset on the condensed consolidated balance sheets	(8)	(8)
Net amounts presented on the condensed consolidated balance sheets	$52	$—

	December 31, 2025
(in millions)	Derivative Assets Short-Term[1]	Derivative Liabilities Short-Term[2]
Commodity derivative contracts
Gross amounts recognized	$48	$57
Cash collateral and related accruals	—	(57)
Net amounts presented on the condensed consolidated balance sheets	$48	$—
1Included in "Other current assets" on SCE's condensed consolidated balance sheets.
2Included in "Other current liabilities" on SCE's condensed consolidated balance sheets.
At September 30, 2026, SCE had $6 million of cash collateral and related accruals included in "Other current assets" on the condensed consolidated balance sheets. At December 31, 2025, SCE had $66 million of cash collateral and related accruals, of which $57 million was offset against derivative liabilities and $9 million was reflected in "Other current assets" on the condensed consolidated balance sheets.
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

The following table summarizes the gains/(losses) of SCE's economic hedging activity:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2026	2025	2026	2025
Realized	$26	$(37)	$(24)	$(81)
Unrealized	81	(122)	60	(111)
Notional Volumes of Derivative Instruments
The following table summarizes the notional volumes of derivatives used for SCE's economic hedging activities:

Commodity	Unit of Measure	Economic Hedges
		September 30, 2026	December 31, 2025
Electricity options, swaps and forwards	Gigawatt hours	6,318	3,249
Natural gas options, swaps and forwards	Billion cubic feet	1	4
Congestion revenue rights	Gigawatt hours	331	5,566
Fin Toll arrangements	Gigawatt hours	383	228
Note 7.  Revenue
The following table is a summary of SCE's revenue:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2026	2025	2026	2025
Revenue from contracts with customers[1]
Commercial	$3,249	$2,558	$6,672	$5,980
Residential	2,914	2,478	6,823	5,563
Other	871	807	2,189	2,222
Total revenue from contracts with customers	7,034	5,843	15,684	13,765
Alternative revenue program and other[2]	(2,147)	(103)	(2,353)	309
Total operating revenue	$4,887	$5,740	$13,331	$14,074
1SCE recorded CPUC revenue based on annual revenue requirement set by a methodology established in the GRC proceedings and FERC revenue authorized through a formula rate. For further information, see Note 1.
2Includes differences between revenues from contracts with customers and authorized levels for certain CPUC and FERC revenues.
At September 30, 2026 and December 31, 2025, SCE's receivables related to contracts from customers were $3.4 billion and $2.7 billion, respectively, which include accrued unbilled revenue of $1.3 billion and $1.2 billion, respectively.
Deferred Revenue
As of September 30, 2026, SCE has deferred revenue of $331 million related to the sale of the use of transfer capability of West of Devers transmission line, of which $13 million and $318 million are included in "Other current liabilities" and "Other deferred credits and other long-term liabilities," respectively, on SCE's condensed consolidated balance sheets. The deferred revenue is amortized straight-line over 30 years starting in 2021.

Note 8.  Income Taxes
Effective Tax Rate
The table below provides a reconciliation of income tax expense computed at the federal statutory income tax rate to the income tax provision:

	Three months ended September 30,				Nine months ended September 30,
	2026		2025		2026		2025
(in millions)	Amount	%	Amount	%	Amount	%	Amount	%
Edison International:
Income from operations before income taxes	$548		$1,063		$1,894		$3,387
Federal statutory tax rate	$115	21.0%	$223	21.0%	$398	21.0%	$711	21.0%
State income tax, net of federal income tax effect[1]	13	2.4%	43	4.0%	54	2.9%	134	4.0%
Tax credits[2]	(238)	(43.4)%	(24)	(2.2)%	(253)	(13.4)%	(34)	(1.0)%
Other adjustments
Property-related	(75)	(13.7)%	(72)	(6.8)%	(197)	(10.4)%	(198)	(5.9)%
Other	(18)	(3.3)%	5	0.5%	10	0.5%	(4)	(0.1)%
Effective tax rate	$(203)	(37.0)%	$175	16.5%	$12	0.6%	$609	18.0%
SCE:
Income from operations before income taxes	$664		$1,162		$2,259		$3,741
Federal statutory tax rate	$139	21.0%	$244	21.0%	$474	21.0%	$786	21.0%
State income tax, net of federal income tax effect[1]	20	3.0%	50	4.3%	79	3.5%	156	4.1%
Tax credits[2]	(238)	(35.9)%	(24)	(2.0)%	(253)	(11.2)%	(34)	(0.9)%
Other adjustments
Property-related	(75)	(11.3)%	(72)	(6.2)%	(197)	(8.7)%	(198)	(5.3)%
Other	(16)	(2.4)%	5	0.4%	5	0.2%	(5)	(0.1)%
Effective tax rate	$(170)	(25.6)%	$203	17.5%	$108	4.8%	$705	18.8%
1State taxes in California represents substantially all of the tax effect in this category.
2Includes $236 million recorded in 2026 upon regulatory approval to return the net proceeds, with interest, to customers from the 2025 monetization of investment tax credits generated by utility-owned energy storage projects and nuclear production tax credits.
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
The IRA imposed a CAMT, which Edison International and SCE are subject to beginning in 2026. Edison International and SCE expect that any CAMT paid will be creditable against future income taxes. In addition, under the IRA, SCE expects to generate $158 million of investment tax credits in future periods related to utility-owned storage projects. The associated tax benefits will be recognized and returned to customers as the credits are utilized.
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
The components of income tax paid, net of refunds by location of taxing jurisdiction are:

	Edison International		SCE
	Nine months ended September 30,
(in millions)	2026	2025	2026	2025
Federal	$—	$—	$25	$—
California	120	—	169	—
Note 9.  Compensation and Benefit Plans
Pension Plans
Net periodic pension expense components are:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2026	2025	2026	2025
Edison International:
Service cost	$25	$23	$75	$69
Non-service cost (benefit)
Interest cost	48	48	144	144
Expected return on plan assets	(61)	(58)	(183)	(174)
Amortization of net loss[1]	—	1	1	2
Regulatory adjustment	(5)	(8)	(15)	(23)
Total non-service benefit[2]	(18)	(17)	(53)	(51)
Total expense	$7	$6	$22	$18
SCE:
Service cost	$24	$23	$72	$69
Non-service cost (benefit)
Interest cost	45	45	135	134
Expected return on plan assets	(58)	(55)	(174)	(165)
Amortization of net loss[1]	—	—	1	—
Regulatory adjustment	(5)	(8)	(15)	(23)
Total non-service benefit[2]	(18)	(18)	(53)	(54)
Total expense	$6	$5	$19	$15
1Represents the amount of net loss reclassified from other comprehensive loss.
2Included in "Other income, net" on Edison International's and SCE's condensed consolidated statements of income.

Postretirement Benefits Other Than Pensions ("PBOP")
Net periodic PBOP expense components for Edison International and SCE are:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2026	2025	2026	2025
Service cost	$3	$3	$9	$9
Non-service cost (benefit)
Interest cost	10	10	30	30
Expected return on plan assets	(29)	(27)	(87)	(81)
Amortization of net gain	(15)	(20)	(45)	(60)
Regulatory adjustment	26	34	78	102
Total non-service benefit[1]	(8)	(3)	(24)	(9)
Total earnings	$(5)	$—	$(15)	$—
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
The following table sets forth amortized cost and fair value of the trust investments (see Note 4 for a discussion on fair value of the trust investments):

		Amortized Costs		Fair Values
(in millions)	Longest Maturity Dates	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Municipal bonds	2067	$752	$718	$843	$899
Government and agency securities	2074	1,015	1,149	1,124	1,367
Corporate bonds	2072	384	315	427	380
Short-term investments and receivables/(payables)[1]	One-year	201	200	140	(20)
Total debt securities and other		$2,352	$2,382	2,534	2,626
Equity securities				2,123	1,909
Total[2]				$4,657	$4,535
1As of September 30, 2026 and December 31, 2025, short-term investments included $4 million and $27 million of repurchase agreement payable by financial institutions which earned interest, were fully secured by U.S. Treasury securities, and mature by October 1, 2026 and January 2, 2026, respectively.
2Represents amounts before reduction for deferred tax liabilities on net unrealized gains of $479 million and $455 million as of September 30, 2026 and December 31, 2025, respectively.
Trust fund earnings (based on specific identification) increase the trust fund balance and the ARO regulatory liability. Unrealized holding gains, net of losses, were $2.1 billion and $2.0 billion at September 30, 2026 and December 31, 2025, respectively.
The following table summarizes the gains and losses for the trust investments:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2026	2025	2026	2025
Gross realized gains	$29	$36	$48	$82
Gross realized losses	(9)	(8)	(16)	(14)
Net unrealized (losses) gains for equity securities	(30)	104	209	190

Due to regulatory mechanisms, changes in the assets of the trusts from income or loss items do not materially affect earnings.
Note 11. Regulatory Assets and Liabilities
Regulatory Assets
SCE's regulatory assets included on the condensed consolidated balance sheets are:

(in millions)	September 30, 2026	December 31, 2025
Current:
Regulatory balancing and memorandum accounts	$2,094	$3,246
Other	35	44
Total current	2,129	3,290
Long-term:
Deferred income taxes	6,862	6,427
Unamortized investments, net of accumulated amortization	131	126
Unamortized losses on reacquired debt	72	79
Regulatory balancing and memorandum accounts	703	2,843
Environmental remediation	211	213
Recovery assets	4,967	3,092
Other	115	180
Total long-term	13,061	12,960
Total regulatory assets	$15,190	$16,250
For more information, see Note 11 of the 2025 Form 10-K.
Regulatory Liabilities
SCE's regulatory liabilities included on the condensed consolidated balance sheets are:

(in millions)	September 30, 2026	December 31, 2025
Current:
Regulatory balancing and memorandum accounts	$1,640	$1,139
Energy derivatives	51	—
Other	76	19
Total current	1,767	1,158
Long-term:
Costs of removal	2,953	2,737
Deferred income taxes	1,861	2,126
Recoveries in excess of ARO liabilities	2,144	2,057
Regulatory balancing and memorandum accounts	2,220	1,842
Pension and other postretirement benefits	1,846	1,829
Other	29	36
Total long-term	11,053	10,627
Total regulatory liabilities	$12,820	$11,785
For more information, see Note 11 of the 2025 Form 10-K.

Net Regulatory Balancing and Memorandum Accounts
The following table summarizes the significant components of regulatory balancing and memorandum accounts included in the above tables of regulatory assets and liabilities:

(in millions)	September 30, 2026	December 31, 2025
Asset (liability)
Energy procurement related costs	$125	$589
Public purpose and energy efficiency	(1,967)	(2,054)
GRC-related balancing accounts[1]	(96)	1,945
FERC-related balancing accounts	92	204
Wildfire risk mitigation and insurance[2]	316	289
Wildfire and drought restoration[3]	233	215
Woolsey Settlement cost recovery	—	1,766
Tax accounting memorandum account	(43)	(3)
Other	277	157
(Liabilities) assets, net	$(1,063)	$3,108
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
2     The wildfire risk mitigation and insurance regulatory assets represent wildfire-related costs that are probable of future recovery from customers, subject to a reasonableness review. The Wildfire Expense Memorandum Account ("WEMA") is used to track incremental wildfire insurance costs and uninsured wildfire-related financing, legal and claim costs related to the Eaton Fire and Other Wildfire Events that SCE believes are probable of recovery. See Note 12 for further details. The Wildfire Mitigation Plan Memorandum Account is used to track costs incurred to implement SCE's wildfire mitigation plan that are not currently reflected in SCE's revenue requirements. The Fire Risk Mitigation Memorandum Account is used to track costs related to the reduction of fire risk that are incremental to costs approved for recovery in SCE's GRCs that are not tracked in any other wildfire-related memorandum account.
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
The lawsuits related to the 2017/2018 Wildfire/Mudslide Events naming SCE as a defendant have been filed by three categories of plaintiffs: individual plaintiffs, subrogation plaintiffs and public entity plaintiffs. A number of the lawsuits also name Edison International as a defendant and some of the lawsuits were filed as purported class actions. As of October 22, 2026, in addition to the outstanding claims of approximately 30 individual plaintiffs, there were alleged and potential claims of certain public entity plaintiffs outstanding. SCE has settled all fire suppression claims and subrogation plaintiffs' claims related to the 2017/2018 Wildfire/Mudslide Events, except for one indemnification claim.
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
The litigation could take a number of years to be completely resolved because of the complexity of the matters and number of plaintiffs. As of October 22, 2026, SCE has entered into settlements with approximately 13,800 individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events litigation. The statutes of limitations for individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events have expired.
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

2019 Saddle Ridge Fire
The "Saddle Ridge Fire" originated in Los Angeles County in October 2019 and burned approximately 9,000 acres, destroyed an estimated 19 structures, damaged an estimated 88 structures, and resulted in one fatality and injuries to eight firefighters. In August 2023, SCE received a signed report of investigation from the LAFD, in which the LAFD stated with respect to the Saddle Ridge Fire that the cause of ignition was unintentional, the form of heat was undetermined, the item first ignited was undetermined and the material type first ignited was undetermined. The LAFD report noted that no other competent ignition sources other than SCE's transmission lines were found in the specific origin area of the Saddle Ridge Fire. The SED issued an undated report listing alleged violations of CPUC General Orders by SCE related to the Saddle Ridge Fire and noting that the alleged violations, under certain circumstances, could have led to a fire ignition. Multiple lawsuits related to the Saddle Ridge Fire were filed by plaintiffs naming SCE as defendant. An inverse condemnation bench trial in the Saddle Ridge Fire litigation commenced in October 2026 for the only remaining plaintiff alleging inverse condemnation. SCE has accrued charges for potential losses relating to the Saddle Ridge Fire.
2022 Coastal Fire
The "Coastal Fire" originated in Orange County in May 2022 and burned approximately 200 acres. The Orange County Fire Authority ("OCFA") has reported that the Coastal Fire destroyed 20 residential structures and damaged 11 residential structures. Two firefighters also reportedly sustained minor injuries. In addition, fire authorities have estimated suppression costs at approximately $3 million. While SCE's investigation remains ongoing, SCE's information reflects that a SCE circuit in the area experienced an anomaly (a relay) approximately 2 minutes prior to the reported time of the fire. An investigation into the cause of the Coastal Fire was led by the OCFA. The OCFA has retained SCE equipment in connection with its investigation. In September 2024, SCE received a report of investigation from the OCFA, in which the OCFA finds that the Coastal Fire was unintentionally caused by sparks from overhead SCE electrical equipment igniting vegetation under the equipment. The SED issued a notice of violation in 2025 with respect to the Coastal Fire. SCE has settled subrogation plaintiff claims and claims brought by the County of Orange related to the Coastal Fire. Individual plaintiffs have also filed complaints against SCE related to the Coastal Fire. As of October 22, 2026, no trials are scheduled in the Coastal Fire litigation. SCE expects to obtain and review additional information and materials in the possession of third parties during the course of its internal reviews and the litigation process. SCE has accrued charges for potential losses relating to the Coastal Fire.
2022 Fairview Fire
The "Fairview Fire" originated in Riverside County in September 2022 and burned approximately 28,000 acres. CAL FIRE has reported that the Fairview Fire destroyed 22 residential structures, damaged five residential structures, and destroyed or damaged 17 minor structures. CAL FIRE also reported two civilian fatalities, one civilian injury and two injuries to responding fire personnel. In addition, fire authorities have estimated suppression costs at $39 million. While SCE's investigation remains ongoing, SCE's information reflects that an SCE circuit in the area experienced an anomaly (a relay) approximately 8 minutes prior to the reported start time of the fire. In November 2023, SCE received a report of investigation conducted by CAL FIRE, in which CAL FIRE finds that the Fairview Fire was caused when a sagging SCE electrical conductor came in contact with a communication line, causing sparks to fall and ignite surrounding vegetation. In March 2025, the SED issued a citation for approximately $2 million for alleged violations of the SED's rules and regulations, including SCE's failure post-fire to comply with clearance requirements with respect to its electrical conductor. SCE has settled subrogation plaintiff claims related to the Fairview Fire. SCE expects to obtain and review additional information and materials in the possession of third parties during the course of its internal reviews and the litigation process. SCE has accrued charges for potential losses relating to the Fairview Fire. As of October 22, 2026, a bellwether trial in the Fairview Fire litigation is scheduled for April 2027.
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

Multiple lawsuits related to the Eaton Fire have been initiated against SCE. A number of the lawsuits also name Edison International as a defendant and some of the lawsuits were filed as purported class actions. As of October 22, 2026, SCE was aware of approximately 2,000 outstanding lawsuits related to the Eaton Fire: representing lawsuits by approximately 38,000 individual plaintiffs and also lawsuits by subrogation plaintiffs and public entity plaintiffs. Bellwether jury trials in the Eaton Fire litigation have been set for January, May, and September 2027. SCE has filed a motion requesting continuation of the January 2027 trial to June 2027.
The Los Angeles County Fire Department (the “LACoFD”) led the investigation into the origin and cause of the Eaton Fire, with the assistance of CAL FIRE, and has identified a preliminary area of origin of the fire. In August 2026, the LACoFD and CAL FIRE released initial and supplemental Eaton Fire investigation reports (the “Eaton Reports”) that concluded that the ignition was caused when an electrical arcing event took place on a de-energized idle SCE transmission facility in the preliminary area of origin causing ejected hot metal particles to fall and ignite dry vegetation below the facility.
SCE’s internal review into the facts and circumstances of the Eaton Fire is complex and ongoing. SCE's review includes ongoing inspections of its facilities and records and of third-party information and testing. While SCE has not conclusively determined that its equipment caused the ignition of the Eaton Fire, a viable explanation is that a de-energized idle SCE transmission facility in the preliminary area of origin was associated with the ignition of the fire, and SCE is not aware of evidence pointing to another possible source of ignition. Absent additional evidence, SCE believes that it is likely that its equipment was associated with the ignition of the Eaton Fire. SCE has been pursuing settlement of claims through its Wildfire Recovery Compensation Program.
The SED is also conducting an investigation with respect to the Eaton Fire. In addition, Edison International and SCE are also aware of an ongoing investigation by the Los Angeles District Attorney's Office of the Eaton Fire for the purpose of determining whether any criminal violations might have occurred. SCE could be subject to material fines, penalties, or restitution if it is determined that it failed to comply with applicable laws and regulations. SCE believes that there is no basis for a finding of felony liability with regard to the Eaton Fire.
SCE has entered into settlements with insurance claimants and with individual and business claimants under its Wildfire Recovery Compensation Program related to the Eaton Fire. As of September 30, 2026, SCE had recorded $1.8 billion in losses related to these settlements. SCE had also recorded expected recoveries from customer-funded self-insurance of $917 million, from the Wildfire Fund of $859 million, and through FERC electric rates of $70 million related to the settlements. See "—Settlement of Claims," "—Accrued Losses" and "—Recoveries" below for further details.
No admission of wrongdoing or liability was made in reaching the settlements described above and the claimants that are party to the settlements have agreed to release SCE and Edison International from all claims and potential claims related to or arising from the Eaton Fire.
In light of pending litigation, it is probable that Edison International and SCE will incur additional material losses in connection with the Eaton Fire. Given, among other things, the complexities associated with estimating damages, uncertainties regarding the ultimate number and varying types of claims and the interrelationship among the claims, uncertainties related to the sufficiency of insurance held by plaintiffs and potential plaintiffs, and uncertainties related to litigation processes and the Wildfire Recovery Compensation Program, Edison International and SCE are currently unable to reasonably estimate a range of losses that may be incurred in connection with the Eaton Fire.
Settlement of Claims
The following table presents settlements paid:

(in millions)	Inception to September 30, 2026	Three months ended September 30, 2026	Nine months ended September 30, 2026
2017/2018 Wildfire/Mudslide Events	$9,739	$32	$51
Other Wildfire Events	1,035	7	92
Eaton Fire	1,239	722	1,002
Total	$12,013	$761	$1,145
Edison International and SCE have not admitted wrongdoing or liability as part of any settlements related to the 2017/2018 Wildfire/Mudslide Events, the Other Wildfire Events, or the Eaton Fire. SCE continues to explore reasonable settlement opportunities with plaintiffs in outstanding wildfire litigation.

Accrued Losses
The following table presents changes in accrued losses since December 31, 2025:

(in millions)	2017/2018 Wildfire/Mudslide Events	Other Wildfire Events	Eaton Fire	Total
Balance at December 31, 2025	$192	$217	$897	$1,306
Increase in accrued losses	—	1	725	726
Amounts paid	(51)	(92)	(1,002)	(1,145)
Balance at September 30, 2026	$141	$126	$620	$887
Edison International's and SCE's condensed consolidated balance sheets included fixed payments to be made under settlements and accrued estimated losses presented in the tables below.

(in millions)	2017/2018 Wildfire/Mudslide Events	Other Wildfire Events	Eaton Fire	Total
Current portion of wildfire-related claims liabilities[1]	$20	$2	$239	$261
Long-term wildfire-related claims liabilities[2]	121	124	381	626
Total balance at September 30, 2026	$141	$126	$620	$887

(in millions)	2017/2018 Wildfire/Mudslide Events	Other Wildfire Events	Eaton Fire	Total
Current portion of wildfire-related claims liabilities[1]	$31	$4	$550	$585
Long-term wildfire-related claims liabilities[2]	161	213	347	721
Total balance at December 31, 2025	$192	$217	$897	$1,306
1At September 30, 2026, current liabilities related to 2017/2018 Wildfire/Mudslide Events consisted of $20 million of short-term payables under the SED Agreement. At December 31, 2025, current liabilities related to 2017/2018 Wildfire/Mudslide Events consisted of $6 million of settlements executed and $25 million of short-term payables under the SED Agreement.
2At September 30, 2026, long-term wildfire-related claims related to 2017/2018 Wildfire/Mudslide Events consisted of $12 million of long-term payables under the SED Agreement and $110 million of estimate of expected losses for remaining alleged and potential claims. At December 31, 2025, long-term wildfire-related claims related to 2017/2018 Wildfire/Mudslide Events consisted of $17 million of long-term payables under the SED Agreement and $144 million of estimate of expected losses for remaining alleged and potential claims.
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

For the three and nine months ended September 30, 2026, SCE recorded wildfire-related claims, net of expected recoveries as follows:

	Three months ended September 30, 2026
(in millions)	Eaton Fire	Total
Wildfire-related claims	$214	$214
Expected recoveries from Wildfire Fund	(214)	(214)
Total pre-tax (gain)/charge	—	—
Income tax expense/(benefit)	—	—
Total after-tax (gain)/charge	$—	$—

	Nine months ended September 30, 2026
(in millions)	Other Wildfire Events	Eaton Fire	Total
Wildfire-related claims	$1	$725	$726
Reversal of expected recoveries from insurance and third parties	39	—	39
Expected recoveries from Wildfire Fund	—	(725)	(725)
Expected recoveries from CPUC customers	(47)	—	(47)
Expected recoveries from FERC customers	(3)	—	(3)
Total pre-tax gain	(10)	—	(10)
Income tax expense	3	—	3
Total after-tax gain	$(7)	$—	$(7)

For the three and nine months ended September 30, 2025, SCE recorded wildfire-related claims, net of expected recoveries as follows:

	Three months ended September 30, 2025
(in millions)	Eaton Fire[2]	Total
Wildfire-related claims	$295	$295
Customer-funded wildfire self-insurance	(279)	(279)
Expected recoveries from FERC customers	(16)	(16)
Total pre-tax (gain)/charge	—	—
Income tax expense/(benefit)	—	—
Total after-tax (gain)/charge	$—	$—

	Nine months ended September 30, 2025
(in millions)	2017/2018 Wildfire/Mudslide Events	Other Wildfire Events	Eaton Fire[2]	Total
Wildfire-related claims	$—	$21	$295	$316
Expected recoveries from insurance and third parties[1]	—	(82)	—	(82)
Customer-funded wildfire self-insurance	—	—	(279)	(279)
Expected (recoveries from)/refund to CPUC customers	(1,341)	44	—	(1,297)
Expected refund to/(recoveries from) FERC customers	—	3	(16)	(13)
Total pre-tax gain	(1,341)	(14)	—	(1,355)
Income tax expense	375	4	—	379
Total after-tax gain	$(966)	$(10)	$—	$(976)
1For the nine months ended September 30, 2025, EIS incurred $50 million insurance expenses, which consisted of $47 million of wildfire claims and $3 million of related legal costs.
2In the third quarter of 2025, SCE recorded $300 million in losses related to the Eaton Subrogation Settlement, including accrued estimated losses. Of these accrued estimated losses, $5 million was deferred as a FERC regulatory asset, eligible to be included in FERC rates when the losses are paid. As a result, wildfire-related claims reported on SCE's condensed consolidated statements of income was $295 million for the three and nine months ended September 30, 2025.
In total, through September 30, 2026, SCE has recorded losses of $12.9 billion, expected recoveries from insurance and third parties of $2.8 billion, expected recoveries through electric rates of $3.6 billion, expected recoveries from customer-funded wildfire self-insurance of $0.9 billion, and expected recoveries from the Wildfire Fund of $0.9 billion related to the 2017/2018 Wildfire/Mudslide Events, the Other Wildfire Events, and the Eaton Fire. This resulted in cumulative after-tax net charges to earnings recorded through September 30, 2026 of $3.4 billion.
Recoveries
Wildfire-related losses that Edison International or SCE incurs may be recovered from insurance, including customer-funded wildfire self-insurance, third parties, the Wildfire Fund, and through electric rates. Fines and penalties incurred in connection with a wildfire are not recoverable from insurance, the Wildfire Fund, or through electric rates.
The following tables summarize expected recoveries from insurance and third parties, the Wildfire Fund, and through electric rates for the Other Wildfire Events and the Eaton Fire as of September 30, 2026 and December 31, 2025. For recoveries related to the 2017/2018 Wildfire/Mudslide Events, see below discussion in "—Recoveries through Electric Rates."

	September 30, 2026
(in millions)	Other Wildfire Events	Eaton Fire	Total
Long-term receivables from insurance and third parties	$109	$—	$109
Short-term receivables from Wildfire Fund recoveries[1]	—	271	271
Long-term receivables from Wildfire Fund recoveries[1]	—	381	381
FERC-related balancing accounts	9	65	74
CPUC-regulatory assets[2]	143	—	143
Total	$261	$717	$978

	December 31, 2025
(in millions)	Other Wildfire Events	Eaton Fire	Total
Expected recoveries from customer-funded wildfire self-insurance	$—	$709	$709
Long-term receivables from insurance and third parties	237	—	237
Long-term receivables from Wildfire Fund recoveries	—	134	134
FERC-related balancing accounts	20	70	90
CPUC-regulatory assets[2]	96	—	96
Total	$353	$913	$1,266
1As of September 30, 2026, SCE has received $207 million from the Wildfire Fund. Short-term receivables from Wildfire Fund recoveries are included in "Other current assets" and long-term receivables from Wildfire Fund recoveries are included in "Long-term insurance receivables" on the condensed consolidated balance sheets.
2This is included in wildfire risk mitigation and insurance regulatory assets as part of the net regulatory balancing and memorandum accounts table presented in Note 11.
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
When losses are accrued for wildfire-related claims for wildfires that occur between July 1, 2023 and the end of 2028, customer rates will be increased in subsequent years, as needed, to allow for full recovery of the amounts accrued up to $1.0 billion per policy year, subject to a shareholder contribution of 2.5% of any self-insurance costs ultimately paid exceeding $500 million in any policy year, up to a maximum contribution of $12.5 million per policy year. As a result of accrued losses related to the Eaton Fire, in April 2026 the CPUC approved SCE's request to adjust revenue requirements to be collected from customers from $274 million to $650 million for 2026. As of September 30, 2026, SCE collected $330 million through CPUC-jurisdictional rates for SCE's customer-funded wildfire self-insurance program and is authorized to collect an additional $163 million through December 31, 2026 with the remaining $157 million expected to be collected in 2027, subject to regulatory balancing account adjustments.
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
Under the TKM Settlement Agreement approved by the CPUC in January 2025, SCE is authorized to recover 60%, or approximately $1.6 billion, of approximately $2.7 billion of losses, consisting of approximately $1.3 billion of uninsured claims paid as of May 31, 2024 and $0.3 billion of associated costs, composed of legal fees and financing costs incurred as of May 31, 2024 and estimated ongoing financing costs. As a result, in 2025, SCE recorded a regulatory asset for recoveries authorized under the TKM Settlement Agreement. SCE is also authorized to recover 60% of claims paid and related costs incurred after May 31, 2024, other than for $125 million of uninsured claims and related financing costs which SCE waived its right to seek recovery of under the SED Agreement. As of September 30, 2026, SCE has recorded an additional $9 million in regulatory assets against uninsured claims and financing costs incurred after May 31, 2024 that exceeded $125 million. SCE was also authorized to recover approximately $55 million of approximately $65 million in incremental restoration costs, inclusive of operations and maintenance expenses, incurred related to the Thomas and Koenigstein Fires. Additionally, SCE recorded $50 million of shareholder-funded wildfire mitigation expenses.
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
FERC Recoveries
Through the operation of its FERC formula rate, and based upon the precedent established in SDG&E's recovery of FERC-jurisdictional wildfire-related costs, SCE believes it is probable it will recover its FERC-jurisdictional costs related to the 2017/2018 Wildfire/Mudslide Events, the Other Wildfire Events, and the Eaton Fire. In total, as of September 30, 2026, SCE's recoveries received since inception, and expected to be received through FERC electric rates, were $440 million related to the 2017/2018 Wildfire/Mudslide Events, $24 million related to the Other Wildfire Events, and $70 million related to the Eaton Fire. FERC recoveries are subject to refund, and SCE will continue to evaluate the probability of recovery and refund obligations of FERC-jurisdictional costs related to the 2017/2018 Wildfire/Mudslide Events, the Other Wildfire Events, and the Eaton Fire based on available evidence, including any FERC decisions to allow or disallow recovery of FERC-jurisdictional wildfire-related costs based on a state regulator's decision on whether to permit recovery of related costs.

Recoveries through the Wildfire Fund
SCE will be reimbursed for losses incurred in excess of $1.0 billion for eligible claims for third-party damages related to the Eaton Fire from the Initial Account, subject to approval of the fund administrator and the Initial Account's claims-paying capacity. The fund administrator has reported that at least $21 billion in the fund's claims-paying capacity will be available for the Eaton Fire. SCE records a receivable for recoveries from the Wildfire Fund when recovery of a recorded loss from the fund is determined to be probable.
SCE will file an application with the CPUC for review of its costs and expenses related to the Eaton Fire after it has resolved all or, if authorized by the CPUC, substantially all third-party damage claims and cross-claims related to the fire, or upon earlier request of the fund administrator. The CPUC will determine the prudency of SCE's ignition-related conduct in a formal proceeding. If the CPUC finds that SCE's conduct related to the ignition of the Eaton Fire was not prudent, SCE will be required to reimburse the Initial Account only for amounts disallowed by the CPUC up to the applicable Liability Cap of approximately $4.3 billion, unless the fund administrator finds that SCE's actions or inactions relative to the ignition of the Eaton Fire constitute conscious or willful disregard of the rights and safety of others, in which case SCE will be required to reimburse the Initial Account for all withdrawn amounts that the CPUC disallowed. SCE believes that there is no basis for a finding of conscious or willful disregard of the rights and safety of others with regard to the Eaton Fire. For further discussion of SCE's reimbursement obligations, see Note 1.
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
At September 30, 2026, SCE's recorded estimated minimum liability to remediate its 18 identified material sites (sites with a liability balance at September 30, 2026, in which the upper end of the range of expected costs is at least $1 million) was $216 million, including $143 million related to San Onofre. In addition to these sites, SCE also has 15 immaterial sites with a liability balance as of September 30, 2026, for which the total minimum recorded liability was $5 million. Of the $221 million total environmental remediation liability for SCE, $211 million has been recorded as a regulatory asset. SCE expects to recover $35 million through an incentive mechanism that allows SCE to recover 90% of its environmental remediation costs at certain sites (SCE may request to include additional sites in this mechanism) and $176 million through proceedings that allow SCE to recover up to 100% of the costs incurred at certain sites through customer rates. SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites.
The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability. The upper end of the range of additional costs of approximately $89 million at the identified material sites and $2 million at immaterial sites was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes.
SCE expects to clean up and mitigate its identified sites over a period of up to approximately 35 years, though some sites may require a longer time period. Remediation costs for each of the next five years are expected to range from $6 million to $21 million. Costs incurred for the nine months ended September 30, 2026 and 2025 were $9 million for both years and were included in the "Operation and maintenance" expense on Edison International's and SCE's condensed consolidated statements of income.
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
Federal law limits public offsite liability claims for bodily injury and property damage from a nuclear incident to the amount of available financial protection, which is currently approximately $560 million for San Onofre and $16.4 billion for Palo Verde. SCE and other owners of San Onofre and Palo Verde have purchased the maximum private primary insurance available through a Facility Form issued by American Nuclear Insurers. SCE withdrew from participation in the secondary insurance pool for San Onofre for offsite liability insurance effective January 5, 2018. Based on its ownership interests in Palo Verde, SCE could be required to pay a maximum of approximately $79 million per nuclear incident for future incidents. However, it would have to pay no more than approximately $12 million per future incident in any one year. Based on its ownership interests in San Onofre and Palo Verde prior to January 5, 2018, SCE could be required to pay a maximum of approximately $255 million per nuclear incident and a maximum of $38 million per year per incident for liabilities arising from events prior to January 5, 2018, although SCE is not aware of any such events.
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
In December 2025, the Edison International Board of Directors authorized a program that provides for the repurchase of up to $70 million of common stock from February 2026 to March 2027 (the "2026 Share Repurchase Program").
In December 2024, the Edison International Board of Directors authorized a program for repurchase of up to $75 million of its common stock from February 2025 until February 2026 (the "2025 Share Repurchase Program").
During the three months ended September 30, 2026, Edison International repurchased and retired 154,008 shares under the 2026 Repurchase Program. During the nine months ended September 30, 2026, Edison International repurchased and retired 608,336 shares under the 2025 and 2026 Repurchase Programs. As of September 30, 2026, $44 million of common stock remained available for repurchase under the 2026 Repurchase Program.
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
Preference Stock of SCE
In the first quarter of 2026, SCE redeemed all remaining shares of its Series K for $119 million. SCE recorded a $3 million loss on the redemption of the preference stock, and the loss was reflected in "Preference stock dividend requirements" in the condensed consolidated statements of income.

Note 14. Other Income, Net
Other income, net of expenses is as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2026	2025	2026	2025
SCE other income (expense):
Equity allowance for funds used during construction	$58	$47	$171	$140
Increase in cash surrender value of life insurance policies and life insurance benefits	9	10	28	39
Interest income	31	52	112	133
Net periodic benefit income – non-service components	26	21	77	63
Civic, political and related activities and donations	(10)	(8)	(31)	(19)
Other	(1)	(3)	(6)	(9)
Total SCE other income, net	113	119	351	347
Other income (expense) of Edison International Parent and Other:
Net loss on equity securities	—	(2)	—	(12)
Interest income and other	—	2	3	4
Loss on disposition of Trio	—	—	(23)	—
Total Edison International other income, net	$113	$119	$331	$339
Note 15. Supplemental Cash Flows Information
Supplemental cash flows information is:

	Edison International		SCE
	Nine months ended September 30,
(in millions)	2026	2025	2026	2025
Cash payments:
Interest, net of amounts capitalized	$1,504	$1,298	$1,260	$1,091
Non-cash financing and investing activities:
Dividends declared but not paid:
Common stock	338	318	430	930
Preference stock of SCE	25	35	25	35
SCE's accrued capital expenditures at September 30, 2026 and 2025 were $777 million and $636 million, respectively. Accrued capital expenditures are included in investing activities in the condensed consolidated statements of cash flows in the period paid.
Note 16. Related-Party Transactions
SCE purchased wildfire liability insurance from EIS prior to its customer-funded wildfire self-insurance, which was implemented in July 2023. In addition, one of the EIS wildfire liability insurance policies was amended in February 2025 to reimburse SCE for $50 million in claim costs and related legal expenses for a wildfire occurring during the July 1, 2022 through June 30, 2023 policy period. For further information, see Note 12. The expected insurance recoveries from previously purchased wildfire-related insurance from EIS included in SCE's condensed consolidated balance sheets were $82 million and $226 million at September 30, 2026 and December 31, 2025, respectively.

CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The management of Edison International and SCE, under the supervision and with the participation of Edison International's and SCE's respective principal executive officers and principal financial officers, have evaluated the effectiveness of Edison International's and SCE's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended), respectively, as of the end of the third quarter of 2026. Based on that evaluation, Edison International's and SCE's respective principal executive officers and principal financial officers have each concluded that, as of the end of the period, Edison International's and SCE's disclosure controls and procedures, respectively, were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in Edison International's or SCE's internal control over financial reporting, respectively, during the third quarter of 2026 that have materially affected, or are reasonably likely to materially affect, Edison International's or SCE's internal control over financial reporting.
Jointly Owned Utility Plant
Edison International's and SCE's respective scope of evaluation of internal control over financial reporting includes their Jointly Owned Utility Projects as discussed in "Notes to Consolidated Financial Statements—Note 2. Property, Plant and Equipment" in the 2025 Form 10-K.
LEGAL PROCEEDINGS
2017/2018 Wildfire/Mudslide Events
The lawsuits related to the 2017/2018 Wildfire/Mudslide Events naming SCE as a defendant have been filed by three categories of plaintiffs: individual plaintiffs, subrogation plaintiffs and public entity plaintiffs. A number of the lawsuits also name Edison International as a defendant and some of the lawsuits were filed as purported class actions. As of October 22, 2026, in addition to the outstanding claims of approximately 30 of the approximately 15,000 initial individual plaintiffs, there were alleged and potential claims of certain public entity plaintiffs outstanding. SCE has settled all fire suppression and subrogation plaintiffs' claims related to the 2017/2018 Wildfire/Mudslide Events, except for one indemnification claim. The litigation could take a number of years to be completely resolved because of the complexity of the matters and number of plaintiffs. The statutes of limitations for individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events have expired.
As of October 22, 2026, SCE was aware of 7 pending unsettled lawsuits representing 15 individual plaintiffs related to the Thomas and Koenigstein Fires and the Montecito Mudslides naming SCE as a defendant. 3 of the 7 lawsuits also name Edison International as a defendant based on its ownership and alleged control of SCE. One of the lawsuits was filed as a purported class action. The court has denied class certification in the one lawsuit that was filed as a purported class action and plaintiffs have appealed the denial. The lawsuits, which have been filed in the superior courts of Ventura, Santa Barbara and Los Angeles Counties allege, among other things, negligence, inverse condemnation, trespass, private nuisance, and violations of the public utilities and health and safety codes. SCE and certain of the individual plaintiffs in the Thomas and Koenigstein Fire litigation have been pursuing settlements of claims under a mediation program adopted to promote an efficient and orderly settlement process. As of October 22, 2026, four opt-in plaintiff households’ damages-only trials are scheduled in 2027.
As of October 22, 2026, SCE was aware of 11 currently pending unsettled lawsuits representing 16 individual plaintiffs related to the Woolsey Fire naming SCE as a defendant. 8 of the 11 lawsuits also name Edison International as a defendant based on its ownership and alleged control of SCE. The lawsuits, which have been filed in the superior courts of Ventura and Los Angeles Counties allege, among other things, negligence, inverse condemnation, personal injury, wrongful death, trespass, private nuisance, and violations of the public utilities and health and safety codes. SCE and certain of the individual plaintiffs in the Woolsey Fire litigation have been pursuing settlements of claims under a mediation program adopted to promote an efficient and orderly settlement process. As of October 22, 2026, no trials are scheduled in the Woolsey Fire litigation.
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
Multiple lawsuits related to the Eaton Fire have been initiated against SCE. A number of the lawsuits also name Edison International as a defendant and some of the lawsuits were filed as purported class actions. As of October 22, 2026, SCE was aware of approximately 2,000 currently pending unsettled lawsuits related to the Eaton Fire: representing lawsuits by approximately 38,000 individual plaintiffs, lawsuits by subrogation plaintiffs and lawsuits by public entity plaintiffs, including the United States of America, the County of Los Angeles, the City of Pasadena and the City of Sierra Madre, related to the Eaton Fire. Bellwether jury trials in the Eaton Fire litigation have been set for January, May, and September 2027. SCE has filed a motion requesting continuation of the January 2027 trial to June 2027. In January 2026, SCE filed a cross-complaint against certain public and private entities whose actions or inaction may have caused, contributed to or exacerbated the losses that resulted from the fire. Several of the cross-complaint defendants have filed motions challenging SCE’s cross-complaint.
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
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by Edison International and Affiliated Purchasers
The following table contains information about all purchases of Edison International's common stock made by or on behalf of Edison International in the third quarter of 2026. For further information about Edison International's common stock repurchase programs, see "Notes to Condensed Consolidated Financial Statements—Note 13. Equity."

	Series	(a) Total Number of Shares (or Units Purchased)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs[1]	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs[1]
July 1, 2026 to July 31, 2026	Common Stock	114,727	$78.13	114,727	$46,487,196
August 1, 2026 to August 31, 2026	Common Stock	38,403	$68.26	38,403	$43,866,050
September 1, 2026 to September 30, 2026	Common Stock	878	$53.26	878	$43,819,300
Total	Common Stock	154,008	$75.53	154,008	$43,819,300
1Purchases were made pursuant to Edison International's 2026 Share Repurchase Program disclosed in the 2025 Form 10-K.
OTHER INFORMATION
Trading Plans
During the quarter ended September 30, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

101.1
Financial statements from the quarterly report on Form 10-Q of Edison International for the quarter ended September 30, 2026, filed on October 29, 2026, formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements

101.2
Financial statements from the quarterly report on Form 10-Q of Southern California Edison Company for the quarter ended September 30, 2026, filed on October 29, 2026, formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements

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

	EDISON INTERNATIONAL		SOUTHERN CALIFORNIA EDISON COMPANY

By:	/s/ Kara G. Ryan	By:	/s/ Kara G. Ryan
	Kara G. Ryan Vice President, Chief Accounting Officer and Controller (Duly Authorized Officer)		Kara G. Ryan Vice President, Chief Accounting Officer and Controller (Duly Authorized Officer)

Date:	October 29, 2026	Date:	October 29, 2026